Form 10-Q
period 1998-09-30
COMBICHEM INC
filed 1998-11-12
CIK 1002276

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ending September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 00-23473

                                 COMBICHEM, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              33-0617379
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)             Identification Number)

      9050 Camino Santa Fe, San Diego, CA                   92121
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

        (1) [X] Yes         [ ] No;             (2) [X] Yes  [ ] No

As of November 11, 1998 there were 13,423,838 shares of $.001 par value common stock outstanding.


================================================================================

                                       COMBICHEM, INC.
                                            INDEX


                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Balance Sheets At  September 30, 1998 (unaudited) and December 31, 1997........   1

     Condensed Statements of Operations (unaudited) for the Three and Nine months ended
               September 30, 1998 and 1997....................................................   2

     Condensed Statements of Cash Flows (unaudited) for the Nine months ended
               September 30, 1998 and 1997....................................................   3

     Notes To Condensed Financial Statements..................................................   4

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................   5

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................  14

PART II - OTHER INFORMATION

   Item 2.  Change in Securities and Use of Proceeds..........................................  15

   Item 4.  Submission of Matters to a Vote of Security Holders...............................  15

   Item 6.  Exhibits and Reports on Form 8-K..................................................  15


                                 COMBICHEM, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                                  SEPTEMBER 30     DECEMBER 31
                                                                                       1998           1997
                                                                                  ------------     -----------
                                                                                   (UNAUDITED)       (NOTE)
ASSETS
Current assets
       Cash and cash equivalents                                                     $ 21,617       $  5,867
       Short-term investments                                                          10,046         11,055
       Accounts receivable                                                                874            528
       Prepaid expenses and other current assets                                          968            767
                                                                                     --------       --------
             Total current assets                                                      33,505         18,217

Property and equipment, net                                                             7,587          5,961
Other assets                                                                              704          1,348
                                                                                     --------       --------
             Total assets                                                            $ 41,796       $ 25,526
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued expenses                                         $    893       $    881
       Accrued liabilities                                                              1,180          1,394
       Deferred revenue                                                                 2,712          1,476
       Current portion of obligations under capital leases                              2,552          1,569
                                                                                     --------       --------
             Total current liabilities                                                  7,337          5,320

Deferred rent                                                                             129             91
Obligations under capital leases, less current portion                                  3,250          3,284

Redeemable convertible preferred stock,  $.001 par value:                                  --         23,130
       Authorized shares - 63,196,296 shares and no shares on
       December 31, 1997 and September 30, 1998, respectively;
       Issued and outstanding shares - 31,019,635 shares and no shares on December 31, 1997 and September 30, 1998, respectively

Stockholders' equity (deficit):
       Preferred stock, $.001 par value
             Authorized shares - no shares and 5,000,000 shares on December 31,
             1997 and September 30, 1998, respectively; Issued and outstanding shares - no shares issued or outstanding on December 31, 1997 or
             September 30, 1998                                                            --             --
       Common stock, $.001 par value:
             Authorized shares - 80,000,000 shares and 40,000,000 shares on
             December 31, 1997 and September 30, 1998, respectively; Issued and outstanding shares - 3,227,005 shares and 13,406,338 shares on
             December 31, 1997 and September 30, 1998, respectively                        13              3
       Additional paid-in capital                                                      51,859         12,520
       Notes receivable from employees                                                   (346)          (419)
       Deferred compensation                                                           (1,251)        (1,582)
       Accumulated deficit                                                            (19,195)       (16,821)
                                                                                     --------       --------
             Total stockholders' equity (deficit)                                      31,080         (6,299)
                                                                                     --------       --------
             Total liabilities and stockholders' equity                              $ 41,796       $ 25,526
                                                                                     ========       ========


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


                             See accompanying notes

                                 COMBICHEM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                       -----------------------       -----------------------
                                         1998           1997           1998           1997
                                       --------       --------       --------       --------
Revenue:
    Project initiation fees and
         milestone payments            $  1,850       $  2,000       $  4,900       $  2,000
    Research and development
         funding                          2,042          1,278          5,996          2,599
                                       --------       --------       --------       --------
         Total revenue                    3,892          3,278         10,896          4,599
Expenses:
    Research and development
         Collaborative                    2,424          1,392          6,674          2,631
         Proprietary                      1,449          1,052          4,164          3,354
                                       --------       --------       --------       --------
                                          3,873          2,444         10,838          5,985
    General and administrative            1,011          1,071          3,020          2,356
                                       --------       --------       --------       --------
         Total operating expenses         4,884          3,515         13,858          8,341
                                       --------       --------       --------       --------
Loss from operations                       (992)          (237)        (2,962)        (3,742)
Interest income                             479            128          1,004            438
Interest expense                           (130)           (28)          (387)          (165)
Foreign tax expense                          --           (200)           (30)          (200)
                                       --------       --------       --------       --------

Net loss                               $   (643)      $   (337)      $ (2,375)      $ (3,669)
                                       ========       ========       ========       ========

Net loss per share                     $  (0.05)      $  (0.37)      $  (0.30)      $ (12.55)
                                       ========       ========       ========       ========
Shares used in calculating
    net loss per share                   12,758            909          7,870            292
                                       ========       ========       ========       ========


                             See accompanying notes

                                 COMBICHEM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                             1998           1997
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss                                                         $ (2,374)      $ (3,669)
          Adjustments to reconcile net loss to net cash
            used in operating activities
               Depreciation and amortization                                  1,317            560
               Deferred rent                                                     38             46
               Deferred revenue                                               1,237           (942)
               Amortization of deferred compensation                            331             75
               Change in operating assets and liabilities:
                  Accounts receivable                                          (346)           148
                  Prepaid expenses and other current assets                     (58)          (123)
                  Accounts payable and accrued liabilities                     (203)           179
                                                                           --------       --------
                  NET CASH USED IN OPERATING ACTIVITIES                         (58)        (3,726)

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of short-term investments                               (11,762)        (6,646)
          Maturities of short-term investments                               12,500         14,697
          Purchases of property and equipment                                (2,815)        (1,741)
          Other assets                                                          (91)            (5)
                                                                           --------       --------
                  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (2,168)         6,305

CASH FLOWS FROM FINANCING ACTIVITIES:

          Advances on capital lease obligations                               2,251          1,506
          Principal repayments on capital lease obligations                  (1,302)          (617)
          Receipt of payment on note from stockholder                            73              0
          Deferred public offering costs                                       (587)             0
          Issuance of common stock, net of repurchased shares                17,558            127
          Restricted cash given as collateral for letter of credit              (17)           325
                                                                           --------       --------
                  NET CASH PROVIDED FROM FINANCING ACTIVITIES                17,976          1,341
                                                                           --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    15,750          3,920
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5,867            367
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 21,617       $  4,287
                                                                           ========       ========


                             See accompanying notes

                                 COMBICHEM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information refer to the financial statements and footnotes thereto for the year then ended December 31, 1997 included in the Company's prospectus (dated May 8, 1998) for its initial public offering.

2.      Computation of Net Loss Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share reflects the historical weighted average shares of common stock and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the dilutive effect of such securities. All earnings per share amounts for all periods conform to SFAS 128 and the requirements of Staff Accounting Bulletin No. 98.

        Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain loss per share data. The Company previously considered redeemable convertible preferred stock, which converted in conjunction with the Company's initial public offering (IPO) , as outstanding in pre-IPO periods from the date of original issuance ("as if converted method"). To conform with the recent interpretations, the Company has revised its calculation of loss per share for all pre-IPO periods to exclude the impact of redeemable convertible preferred shares. For comparison purposes, if redeemable convertible preferred stock were included as outstanding during the three and nine months ended September 30, 1997, using the as if converted method, basic loss per share would have been ($.04) and ($.46), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including the Company's dependence on the execution of new collaborative agreements and other factors relating to the Company's growth as well as those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

         CombiChem, Inc. is a computational drug discovery company that is applying its proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs. The Company believes its approach offers pharmaceutical, biotechnology and agrochemical companies the opportunity to conduct their drug discovery efforts in a more productive and cost-effective manner. Using its proprietary Discovery Engine(TM) process, the Company focuses on the generation, evolution and optimization of potential new lead candidates for its collaborative partners, who will then develop, manufacture, market and sell any resulting projects. CombiChem believes that its process is widely applicable to a variety of disease targets and therapeutic indications. To date, the Company has established collaborative agreements with Teijin Limited ("Teijin"), Roche Bioscience, a division of Syntex (U.S.A.) Inc. ("Roche Bioscience"), Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"), ImClone Systems Incorporated ("ImClone"), Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc ("Elan/Athena"), ICOS Corporation ("ICOS") and Novartis Crop Protection AG ("Novartis"). In addition, the Company intends to use its approach on internal programs to discover new lead candidates and then to outlicense them to third parties, while retaining a larger economic interest.

        The Company's revenue to date is primarily attributable to the receipt of project initiation fees, milestone payments and research funding. Project initiation fees are received from the Company's collaborators upon, or shortly following, execution of the collaborative agreement. Milestone payments are received from collaborators upon achievement of certain pre-determined objectives. Research funding is received by the Company in connection with the performance of research services under the collaborative agreement. Research funding typically is received only during the life of the research program under the particular collaboration. In addition, the Company may receive advance payments from its collaborators or potential collaborators, which require the Company to complete certain performance obligations. Such payments are recorded as deferred revenue when received and are recognized as revenue when the Company's performance obligations have been met, as evidenced by the collaborator's written approval and acceptance. The collaborative activities for which the Company receives revenue typically occur over a one- to three-year period if multiple projects are anticipated, or one to two years for single project collaborations, although the agreements provide for earlier termination in certain circumstances. The Company expects that a significant portion of its revenue for the foreseeable future will be comprised of such payments, although the receipt of project initiation fees will be dependent on the Company's ability to enter into additional collaborative agreements which provide for such fees and the timing of such payments will be difficult to predict. In addition, the timing of certain revenue in the future will depend upon the completion of certain milestones as provided for in the Company's collaborative agreements, which are contingent and uncertain. Milestone fees may be earned for different events or achievements in different agreements and for certain collaborations, such fees may not be earned until the collaborator has advanced products into clinical testing. In any one fiscal quarter the Company may earn multiple or no payments from its collaborators. Operating results may therefore vary substantially from period to period and will not necessarily be indicative of results in subsequent periods. Completion of the research phase of a single project collaboration or a single project within a broad multiple project collaboration is not expected to have a material adverse effect on the Company's business. However, the termination or conclusion of any collaborative agreement could have a material adverse effect on the Company's business, and the failure of the Company to enter into additional collaborative agreements on favorable terms would have a material adverse effect on the Company's business.

        The Company has not been profitable since inception and has incurred a cumulative net loss of $19.2 million through September 30, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop its technologies and from the associated administrative costs required to support these efforts. The Company's ability to achieve profitability is dependent on its ability to market its technology and capabilities to pharmaceutical, biotechnology and agrochemical companies.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 and 1997

        Revenue

        The Company's revenue for the three months ended September 30, 1998 was $3.9 million, up from $3.3 million for the same period in 1997. Revenue was $10.9 million for the nine months ended September 30, 1998 compared to $4.6 million for the same period ended 1997. The increase in revenue reflects the increase in the number of projects in the active collaboration phase. Revenue for the first nine months of 1998 includes $4.9 million for project initiation fees and milestone achievements, and $6.0 million for research support. Project initiation fees were paid under two new collaborative agreements with Novartis and ICOS. Three milestone payments were received from Roche Bioscience and one from Teijin.

        Operating Expenses

        Research and development expenses for the three months ended September 30, 1998 totaled $3.9 million compared to $2.4 million for the same period in 1997. Research and development expenses were $10.8 million and $6.0 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development costs incurred on behalf of the Company's collaborators increased $1.0 and $4.1 million for the three and nine month periods, respectively, due to an increase in the number of projects in the active collaboration phase. Research and development costs incurred to advance the Company's proprietary technologies increased $.3 million and $.8 million for the three and nine month periods, respectively. The Company expects research and development spending to increase over the next several years due to increased activities related to collaborations, internal programs and technology development.

        The Company's general and administrative expenses for the three months ended September 30, 1998 totaled $1.0 million compared to $1.1 million for the same period in 1997. General and administrative expenses increased $0.6 million to $3.0 million from $2.4 million for the nine months ended September 30, 1998 and 1997, respectively. This increase reflects increased business development activities and administrative support for the Company's continued expansion. These expenses will likely increase in future periods to support the projected growth of the Company.

        Net Loss

        The Company's net loss for the three months ended September 30, 1998 was $0.6 million compared to $0.3 million for the same period in 1997. The net loss for the nine months ended September 30, 1998 decreased $1.3 million to $2.4 million from $3.7 million for the same period in 1997. The decreased loss for both periods is primarily attributable to increased revenue from project initiation fees and milestone achievements, as well as increased research funding partially offset by increased collaborative research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through September 30, 1998, the Company financed its operations through proceeds from the Company's initial public offering and private placements of equity securities, payments from corporate collaborators, and the utilization of capital equipment lease financing. In May 1998, the Company completed an initial public offering (IPO) of 2,359,500 shares of its Common Stock (including partial exercise of the underwriters' over-allotment option), generating net proceeds of approximately $16.2 million.

        Net cash used in operating activities for the nine months ended September 30, 1998 was $0.1 million compared to net cash used of $3.7 million for the corresponding period in 1997. The decrease in net cash used in operating activities was primarily attributable to the reduction of the Company's net loss and the collection of pre-payments or advance payments from collaborators.

        At September 30, 1998, the Company held cash and cash equivalents and short-term investments with a value of $31.7 million. The Company's working capital at September 30, 1998 was $26.2 million. The Company has maintained capital lease arrangements since 1994. Under these arrangements, the Company has funded certain capital expenditures with lease terms ranging from 36 to 48 months in duration. As of September 30, 1998, the Company had utilized $8.4 million of an available $11.4 million financing facility. The Company expects the net proceeds from the IPO completed in May 1998 and the interest income thereon, together with the existing cash and cash equivalents, short term investments, operating revenues, and lease financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, the progress of the Company's drug discovery programs and the progress of the commercialization of milestone- and royalty-bearing compounds by the Company's collaborators. The Company may be required to raise additional capital over a period of several years in order to continue to conduct its operations. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. In addition, the Company may from time to time earn milestone fees under its collaborations. Milestone fees may be earned for different events or achievements in different agreements. Furthermore, for certain collaborations, such fees may not be earned until the collaborator has advanced products into clinical testing. Such milestones may not be earned for several years, if at all. The Company's collaborative arrangements may not produce revenue adequate to fund the Company's operating expenses. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company's business.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

YEAR 2000 READINESS. The Company has formed a committee, including the chief financial officer and the information technology manager, to evaluate Year 2000 risks and readiness. Such Committee is nearing completion of its assessment of Year 2000 readiness with respect to: (1) systems used to conduct its business operations internally, (2) systems relied upon by the Company to conduct its operations (i.e., payroll, accounting, cash management), and (3) systems of vendors providing materials to the company. With respect to the Company's internal hardware and software, the review has been completed and it has been determined that Year 2000 issues do not affect the Company's proprietary drug discovery software. Most of the hardware utilized by the Company is Year 2000 ready; with a few minor hardware replacements required. The cost of such replacements has been determined to be immaterial. With respect to the Company's reliance on systems of third parties, the Company has received written assurances from third parties that they are or expect to be Year 2000 compliant in time. While the company is not dependent on any sole-source suppliers to conduct its laboratory operations, efforts are ongoing to monitor the progress of the Year 2000 readiness of its current major suppliers of laboratory materials.

YEAR 2000 COSTS. Based upon the information currently available, the Company believes that costs it will incur associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on its business, operating results or financial condition.

RISKS AND CONTINGENCIES. In the event that third-party systems providers or vendors of laboratory supplies fail to resolve Year 2000 issues that effect services or product deliveries to the Company, the Company may have to change providers or vendors. Such changes are not anticipated to have a material adverse effect on the Company's business.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS. This Quarterly Report may contain predictions, estimates and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report. The Company undertakes no obligation to release publicly revisions to the forward-looking statements to reflect events or circumstances arising after the date hereof.

NEW AND UNCERTAIN TECHNOLOGY AND BUSINESS. The Company's Discovery Engine process is novel and has not yet been shown to be successful in the discovery of lead candidates that have been subsequently developed into commercialized drugs. Furthermore, the Company's drug discovery efforts are focused on some targets, the functions of which are not yet known. Development of new pharmaceutical products is highly uncertain. The Company's drug discovery process may not result in lead candidates that will be safe or efficacious or commercially successful as products. Failure to validate the Company's technology through the successful discovery of lead candidates would have a material adverse effect on the Company's business.

        The Company's strategy, which is unproven, is to use its proprietary design technology for the purpose of rapidly identifying, optimizing and obtaining proprietary rights to as many lead candidates and development candidates as possible. The Company's ability to achieve profitability in the near term depends entirely on its ability to enter into additional collaborative agreements with third parties and to maintain the agreements it currently has in place. The pricing and nature of the Company's collaborative relationships is such that there may only be a limited number of pharmaceutical, biotechnology and agrochemical companies that will be its potential customers. The Company's ability to succeed is also dependent upon the acceptance by potential customers of its Discovery Engine process as an effective tool in new drug discovery. Historically, pharmaceutical, biotechnology and agrochemical companies have conducted lead candidate identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve its business objectives, the Company must convince these companies that its technology and capabilities justify the outsourcing of their programs to the Company. There can be no assurance that the Company will be able to attract any future customers on acceptable terms for its products and services or develop a sustainable, profitable business. Failure to do so will have a material adverse effect on the Company's business.

        The Company's collaborative agreements are structured in a way that provides the Company with payments for (i) initiating the collaboration, (ii) providing research for a specified period, typically over a one- to two-year period for each project undertaken under the collaboration, (iii) attaining specifically negotiated milestones, and (iv) royalties from the sale of any drug successfully developed under each collaborative agreement. Whereas a significant portion of the Company's revenue to date has been related to the research phase of each of its collaborative agreements which is for a specified period and is generally offset by corresponding research costs, the Company expects profit, if any, to result primarily from project initiation fees, milestone payments and royalties. Following the completion of the research phase of each collaborative agreement, the Company may receive additional revenue under each respective collaborative agreement only from milestones and royalties. Failure to do so could have a material adverse effect on the Company's business. See "Dependence of Company's Strategy on Third Parties."

UNCERTAINTY OF FUTURE PROFITABILITY. The Company's ability to achieve profitability in the near term depends entirely on its ability to enter into additional collaborative agreements with third parties and to maintain the agreements it currently has in place. The Company has not yet received any revenue from royalties for the sale of a commercial drug by a customer, and the Company may never receive such revenue. An element of the Company's commercialization strategy is the potential development and licensing to others of lead compounds or drug development candidates identified by the Company through its internal programs, at its own expense, for potential pharmaceutical development. To date, no such license has been entered into, and there can be no assurance that any such license will be entered into on acceptable terms in the future, if at all. The Company is unable to predict when, or if, it will become profitable. See "Management's Discussion And Analysis Of Financial Condition And Results of Operations."

DEPENDENCE OF COMPANY'S STRATEGY ON THIRD PARTIES. The Company's strategy depends upon the formation of multiple collaborative arrangements with third parties on a regular basis. To date, the Company has entered into seven such arrangements, and substantially all of its revenue has been from its collaborative arrangements. The Company may not be able to continue to establish additional collaborative arrangements. If the Company is successful in establishing additional arrangements, such arrangements may not be on terms favorable to the Company. Current or any future collaborative arrangements may not ultimately be successful. Failure to enter into additional collaborative agreements on favorable terms would have a material adverse effect on the Company's business. CombiChem's receipt of revenue from collaborative arrangements is affected by the timing of efforts expended by the Company and its collaborators and the timing of lead compound identification by the Company. Milestone payments may be earned for different events or achievements in different agreements and, for certain collaborations, such fees may not be earned until the collaborator has advanced products into clinical testing, which may be well into the future. The Company's products and services will only result in commercialized pharmaceutical products generating milestone payments and royalties upon the successful outcome of significant preclinical and clinical development, the procurement of requisite regulatory approvals, the establishment of manufacturing, sales and marketing capabilities and the achievement of successful marketing. The Company does not currently intend to perform any of these activities. Therefore, the Company will be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on library compounds produced and lead compounds discovered or optimized by the Company. In addition, there can be no assurance that any such development or commercialization efforts by third parties would be successful. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from the Company, the Company may not receive any future milestone payments and will not receive any royalties associated with such compound or product. In addition, the Company's collaborative arrangements with its partners do not obligate the partners to develop or commercialize lead compounds discovered or optimized by the Company. Each collaborative partner may independently move forward with a competing lead candidate developed either by such partner internally or in collaboration with others, including the Company's competitors. The potential drugs developed by a collaborative partner may be derivatives of the lead compounds provided to the customer by the Company. While the Company's existing collaborative agreements provide that the Company retain milestone and royalty payment rights with respect to drugs developed from certain derivative compounds, disputes may arise over the application of payment provisions to such drugs. Current or future collaborative partners, if any, may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with the Company. Furthermore, conflicts may arise between collaborative partners as to proprietary rights to particular compounds. The amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. Collaborators may not perform their obligations as expected. Further, the Company's collaborations generally may be terminated by its collaborators upon short notice and following an uncured material breach, which terminations would result in a loss of anticipated revenue. Termination of the Company's existing or future collaborative agreements, if any, could have a material adverse effect on the Company's business.

        The Company's strategy also involves conducting its own internally funded discovery programs by choosing biological targets of current scientific interest and working in collaboration with screening companies. Access to such targets, novel or otherwise, on an ongoing basis may be difficult to achieve. Furthermore, despite the Company's installation of independent teams to conduct each collaborative project, conflicts may arise among collaborators as to the rights to overlapping lead candidate compounds developed independently as a result of being identified through the use of the Company's technologies. Failure to manage multiple existing and future collaborator relationships successfully, maintain confidentiality among such relationships or prevent the occurrence of such conflicts could lead to disputes that result in, among other things, a significant strain on management resources, legal claims involving significant time and expense and loss of reputation, a loss of capital or a loss of current or future collaborators, any of which could have a material adverse effect on the Company's business.

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. To date, substantially all revenue received by the Company has been from the receipt of project initiation fees, research funding and milestone fees paid pursuant to collaborative agreements. The Company expects that a significant portion of its revenue for the foreseeable future will be comprised of such payments. The timing of certain revenue in the future will depend upon the completion of certain milestones as provided for in the Company's collaborative agreements. In any one fiscal quarter, the Company may receive multiple or no payments from its several collaborators. Operating results may therefore vary substantially from quarter to quarter and will not necessarily be indicative of results in subsequent periods. Any such quarterly fluctuations in revenue or financial results may have a material impact on the Company's stock price.

COMPANY'S SUCCESS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in large part on its own, its licensees' and its licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The Company has pending United States and foreign patent applications relating to various aspects of its technology, certain systems, materials and methods used in screening compounds and the libraries or compounds contained therein. These patent applications are either owned or co-owned by the Company or rights under them are licensed to the Company. To date, one foreign patent and one United States patent owned by the Company have been issued and notices of allowance for two United States patent applications owned by the Company have been received. To the extent that any foreign patent application filed in the European Patent Office or the Japanese Patent Office issues as a patent, a challenge to the validity of such patent may be presented in an opposition proceeding. Patents may not issue as a result of any such pending applications. If issued, such patents may not be sufficiently broad to afford protection against competitors with similar technologies. The Company is aware of five United States patents issued to third parties that claim proprietary rights; two of these patents are entitled "System and method for automatically generating chemical compounds with desired properties", the third is entitled "System, method, and computer program for at least partially automatically generating chemical compounds having desired properties" and the fourth and fifth are entitled "Method of generating a plurality of chemical companies in a spatially arranged array." Although the Company believes that its current activities do not infringe these patents or the patents of other third parties, the Company continually assesses its position with respect to such patents and there can be no assurance that the Company's belief would be affirmed in any litigation over patents or that the Company's future technological developments would be outside the scope of these patents or the patents of other third parties. Further, there can be no assurance that any third party will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources, and there can be no assurance that the Company would be able to obtain a license from any third party, if required, on commercially reasonable terms, if at all. From time to time the Company receives correspondence from third parties to license patents owned or controlled by third parties and has recently received such correspondence. The Company's inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on the business, financial condition and results of operations of the Company. The inability of the Company either to demonstrate non-infringement of these and other current and future patents, whether issued in the United States or overseas, or to obtain the appropriate licenses, would have a material adverse effect on the Company's business, financial condition and operations. Moreover, there can be no assurance that the Company or its customers will be able to obtain patent protection for lead compounds or pharmaceutical products based upon the Company's or such customers' technologies. There can be no assurance that any patents issued to the Company or its collaborative partners, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. To the extent that the Company or its consultants or collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Any such litigation whether or not the outcome thereof is favorable to the Company, could result in substantial cost to and diversion of effort by the Company. Further, United States patents do not provide any remedies for infringement that occurred before the patent is issued. The commercial success of the Company will also depend upon successfully avoiding the infringement of current and future patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. If competitors of the Company prepare and file patent applications in the United States that claim inventions also claimed by the Company or its collaborators, the Company or its collaborators may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology.

        A United States patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. A number of pharmaceutical and biotechnology and agrochemical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain, or result in the denial of the Company's patent applications. In addition, there can be no assurance that the Company would be able to obtain licenses to patents held by third parties that may cover the Company's activities at a reasonable cost, if at all, or that the Company would be able to develop or obtain any alternative technologies. The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties in order to refine its Discovery Engine further and to allow its collaborators to develop, manufacture and market commercially viable products effectively. There can be no assurance that (i) such licenses will be obtainable on commercially reasonable terms, if at all, (ii) any patents underlying such licenses will be valid and enforceable or (iii) the proprietary nature of any patented technology underlying such licenses will remain proprietary. The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how that are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that (i) these agreements will not be breached, (ii) the Company would have adequate remedies for any breach or (iii) the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. Failure by the Company to protect all or part of its patents, trade secrets and know-how could have a material adverse effect on the Company's business.

COMPETITIVE NATURE OF COMPANY'S INDUSTRY AND RISKS OF OBSOLESCENCE OF TECHNOLOGY. Many organizations are actively attempting to identify, optimize and generate lead compounds for potential pharmaceutical development. The Company competes with the research departments of pharmaceutical companies, biotechnology companies, agrochemical companies, combinatorial chemistry companies and research and academic institutions as well as other computationally based drug discovery companies. Many of these competitors have greater financial and human resources and more experience in research and development than the Company. Historically, large pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent one of the largest potential markets for CombiChem's products and services, are internally developing combinatorial and computational approaches and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products, such as plants and microorganisms, and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company is working, either on their own or through collaborative efforts. The Company anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. The Company's processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of the Company's competitors. The existing approaches of the Company's competitors or new approaches or technology developed by the Company's competitors may be more effective than those developed by the Company.

SUCCESS OF COMPANY DEPENDENT ON SCALE-UP AND MANAGEMENT OF GROWTH. The Company's success will depend on the expansion of its operations to service additional collaborative arrangements and the management of these expanded operations. To be cost-effective in its delivery of services and products, the Company must enhance productivity through further automation of its processes and improvements to its technology generally. In addition, the Company must successfully structure and manage multiple additional collaborative relationships, including maintaining the confidentiality of the research being provided to multiple customers. The Company may not be successful in adding technical personnel as needed to meet the staffing requirements of any additional collaborative relationships. In addition, there can be no assurance that the Company will be successful in its engineering efforts to automate its processes further or in its initiatives to improve its technology. Failure to achieve any of these goals could have a material adverse effect on the Company's business.

DEPENDENCE OF COMPANY ON KEY EMPLOYEES. The Company is highly dependent on the principal members of its scientific and management staff. The loss of one or more key members of the Company's scientific or management staff could have a material adverse effect on the Company's business. The Company's future success will also depend in part on the continued service of its key design engineering, scientific, software and management personnel and on its ability to identify, hire and retain any additional personnel. There is intense competition for such qualified personnel in the areas of the Company's activities. The Company may not be able to continue to attract and retain the personnel necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business.

UNCERTAINTY OF REGULATORY APPROVALS. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer or collaborator of the Company or, in the event the Company decides to develop a drug beyond the preclinical phase, by the Company. The nature and the extent to which such regulation may apply to the Company's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by the Company's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures established by the United States Food and Drug Administration (the "FDA") and by similar foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds or delays, total or partial suspension of production, refusal of the government to grant approvals, and civil and criminal penalties. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. Preclinical studies must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of these studies are submitted as a part of an Investigational New Drug application (an "IND") that the FDA must review before human clinical trials of an investigational drug can begin. In order to commercialize any products, the Company or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA and foreign regulatory authority approval of any such products. Clinical trials are normally done in three phases and generally take two to five years but may take longer to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, the Company or its customer will be required to file a New Drug Application (an "NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to obtain approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is still subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Domestic manufacturing facilities of the Company or its customers are subject to biannual inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices regulations. To comply with such regulations, a manufacturer must spend funds, time and effort in the areas of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. For marketing outside the United States, the Company or its customer will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company expects the net proceeds from the IPO completed in May 1998 and the interest income thereon, together with the existing cash and cash equivalents, short term investments, operating revenues, and lease financing arrangements, will be sufficient to finance its working capital and capital requirements for the foreseeable future. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, the progress of the Company's drug discovery programs and the progress of the commercialization of milestone- and royalty-bearing compounds by the Company's collaborators. The Company may be required to raise additional capital over a period of several years in order to continue to conduct its operations. Such capital may be raised through additional public or private financings, as well as collaborative arrangements, borrowings and other available sources. In addition, the Company may from time to time earn milestone fees under its collaborations. Milestone fees may be earned for different events or achievements in different agreements. Furthermore, for certain collaborations, such fees may not be earned until the collaborator has advanced products into clinical testing. Such milestones may not be earned for several years, if at all. The Company's collaborative arrangements may not produce revenue adequate to fund the Company's operating expenses. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets that the Company would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on the Company's business.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND HEALTH CARE REFORM. The Company expects that a substantial portion of its revenue in the foreseeable future will be derived from products and services provided to the pharmaceutical, biotechnology and agrochemical industries. Accordingly, the Company's success in the foreseeable future is directly dependent upon the success of the companies within those industries and their continued demand for the Company's products and services. The level of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means and the initiatives of third-party payors with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of pharmaceutical and biotechnology companies that are actual or prospective collaborators for certain of the Company's products and services, the Company's business.
May be adversely affected.

COMPANY'S USE OF HAZARDOUS MATERIALS. The research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future. The occurrence of any such event could have a material adverse effect on the Company's business.

CONTROL BY MANAGEMENT AND EXISTING SHAREHOLDERS. The Company's executive officers, directors and affiliated entities together beneficially own approximately 30.8% of the outstanding shares of Common Stock. As a result, these stockholders may be able to exercise control over matters requiring stockholder approval, including the election of directors and mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for Common Stock unless the terms are approved by such stockholders.

POSSIBLE VOLATILITY OF STOCK PRICE. The market prices for securities of life sciences companies have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products or compounds under development by the Company or its strategic partners, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenue and financial results among other factors, may have a significant impact on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk and Uncertainties" could have a dramatic and adverse impact on such market price.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTS AND BYLAW PROVISIONS AND DELAWARE LAW. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. Although the Company has no current plans to issue any shares of Preferred Stock, the issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of Preferred Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation also provides for staggered terms for the members of the Board of Directors. A staggered Board of Directors and certain provisions of the Company's by-laws and of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company. Further, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, the Company is subject to Section 203 of the General Corporate Law of Delaware which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock (an "interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change of control of the Company without action by the stockholders and, therefore, could adversely affect the price of the Company's Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         None

PART II - OTHER INFORMATION


Item 1.   None

Item 2.   Change in Securities

                  None

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

Item 3.   None

Item 4.   Submission of  Matters to a Vote of Security Holders

          On July 23, 1998 the Company's Annual Meeting of Stockholders was held in San Diego, California for the following purposes:

          (1) To elect the six (6) directors. The total number of votes cast for, against and withheld for each nominee was as follows:

                                                                              FOR     AGAINST  WITHHELD
                Nominees with Terms to Expire at 1999 Annual Meeting:
                    Pierre R. Lamond                                       7,391,836     700       0
                    Peter L. Myers                                         7,391,836     700       0
                Nominees with Terms to Expire at 2000 Annual Meeting:
                    Philippe O. Chambon                                    7,391,836     700       0
                    William Scott                                          7,391,836     700       0
                Nominees with Terms to Expire at 2001 Annual Meeting:
                    Vicente Anido, Jr.                                     7,391,836     700       0
                    Arthur Reidel                                          7,391,836     700       0

          (2) To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The total number of votes cast for, against and withheld was 7,390,686; 1,450; and 400 respectively.

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

                      10.1* Amendment to Collaborative Research and License Agreement by and between the Company and Roche Bioscience a division of Syntex (U.S.A.) Inc. dated as of July 31, 1998

                      27.1   Financial Data Schedules

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




                                CombiChem, Inc.



Date: November 12               By: /S/ KARIN EASTHAM
                                Karin Eastham
                                Vice President, Finance and Administration and
                                Chief Financial Officer (Duly Authorized Officer
                                and Principal Financial and Accounting Officer)