Form 10-K405
period 1998-12-31
COMBICHEM INC
filed 1999-03-31
CIK 1002276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 00-23473

                                COMBICHEM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 33-0617379
      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OR INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)
          9050 CAMINO SANTA FE
       SAN DIEGO, CALIFORNIA 92121                          92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  619-530-0484

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $0.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was approximately $28,048,947. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 1999 was 13,440,421.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 1999, to be filed on or about April 6, 1999, referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

     Certain exhibits filed with the Registrant's prior registration statements and Forms 10-Q are incorporated as provided in Part IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CombiChem is a computational product discovery company that is applying its proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs and chemical products. We believe our approach offers pharmaceutical and chemical companies the opportunity to conduct their discovery efforts in a more productive and cost-effective manner. Using our proprietary Discovery Engine(TM) process, we focus on the generation, evolution and optimization of potential new lead candidates for our collaborative partners who will then develop, manufacture, market and sell any resulting products. We believe that our process is widely applicable to a variety of disease targets and therapeutic indications as well as to other industries such as agrochemical, industrial chemical and materials science. To date, we have established collaborative agreements with Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc, ICOS Corporation, ImClone Systems Incorporated, Novartis Crop Protection AG, Ono Pharmaceutical Co., Ltd., Roche Bioscience, a division of Syntex (U.S.A.) Inc., Sumitomo Pharmaceuticals Co., Ltd. and Teijin Limited. In addition, we are using our approach on internal programs to discover new lead candidates that will then be outlicensed to third parties, while retaining a larger economic interest. In December 1998, we further broadened the application of the technology by establishing a joint venture with Chirotech Technology, Ltd., a member of the Chiroscience Group of companies, to commercialize libraries of chiral compounds. The joint venture, ChiroChem Discovery Services, LLC, was established to develop and sell specifically designed chiral compound libraries.

  Industry Background

     During the past decade, significant advances in life sciences research and the increasing appreciation of the complexity of biological processes have highlighted the productivity limitations of traditional approaches to drug discovery. These limitations, together with increased competition in the pharmaceutical and biotechnology industries, have created intense pressure on companies involved with drug development to reconsider the allocation of their research budgets and to improve the cost-effectiveness of their drug discovery process.

     Between 1976 and 1996, the number of new chemical entities approved by the FDA remained relatively constant, ranging between 12 to 30 per year, despite a more than 10-fold increase in research and development spending by pharmaceutical and biotechnology companies. Furthermore, it typically takes 12 to 15 years from the original concept of affecting the activity of a particular biological target to the market introduction of a drug that performs such a function. The average cost of bringing a new drug to market has been estimated to be in excess of $300 million.

     Frustrated with the inefficiencies of traditional drug discovery approaches, pharmaceutical and biotechnology companies are beginning to embrace new enabling technologies, such as combinatorial chemistry, genomics, structure-based drug design, high-throughput screening and information technologies, in order to gain a competitive advantage by accelerating the time to develop and commercialize new compounds. These technologies also have the potential to reduce significantly the cost associated with drug discovery.

  The Traditional Drug Discovery Process and its Limitations

     The traditional path to discovering a new drug typically begins with the identification of one or more biological targets that are believed to affect a disease state. A biological test or assay based on a target is then developed, predicated on the scientific belief that a compound binding with this target may have a therapeutic benefit with respect to the disease under study. Such an assay facilitates the screening (testing to determine which of the compounds have the desired activity against the target) of a collection of hundreds to thousands of candidate compounds, typically contained in a library, that have been synthesized in the laboratory. Compounds that bind to the target protein and modulate its activity are referred to as hits. Medicinal chemists optimize these hits until they have sufficient potency to become lead candidates and then improve their preclinical characteristics (such as potency, specificity and in vivo profile) further with the goal of producing drug development candidates.

     In summary, the traditional drug discovery process consists of the following steps:
                                    [CHART]

     The traditional drug discovery process is extremely expensive, inefficient and unreliable. Failure at any point during this discovery process would typically force the scientist either to abandon the project or to return to the initial starting point and repeat the process. As a result, the discovery of a new drug for a specified target can take years or can fail entirely.

     In recent years, the advent of robotic high-throughput screening and automated synthesis technologies, such as combinatorial chemistry and parallel synthesis, has begun to relieve one apparent bottleneck involving screening, synthesis and purification of compounds in the library. While these technologies facilitate the mechanics of drug discovery, they address neither the unreliability of the process nor its principal inefficiency: the number of iterations required to find a lead candidate. To address these problems, a novel approach is needed that can provide information to improve the selection of each subsequent library of compounds to synthesize, potentially reducing the number of iterations. Only by improving the processes of data analysis and compound selection can a laborious, iterative procedure be forced to converge on the lead candidates with the most desirable pharmacological profiles.

  Current Combinatorial Chemistry and Computational Approaches and Their Limitations

     Combinatorial chemistry involves the rapid creation of large collections of chemical compounds for the purpose of identifying hits through random screening. Combinatorial chemistry has made possible the synthesis of thousands or even millions of molecules in a short period of time. The traditional approach involved synthesizing only one molecule at a time. Over the last decade, the field of combinatorial chemistry has evolved from only companies that design and synthesize molecules to include those that develop software and automation to facilitate design and synthesis. These companies tend to use highly varied approaches, including: focusing on single, pure compounds versus making mixtures; building large versus small, focused libraries; automating part versus all of the process; and using or not using medicinal chemistry as a principal guiding force.

     Computational methods are also employed in drug discovery. These methods involve the use of computer-based and information technologies to manage large chemical databases, to examine X-ray crystal structures of the target when available (structure-based drug design), to operate the assorted automated devices available for the synthesis of libraries, to determine how changes in the structure affect the activity of a molecule (SAR activity) and to generate "virtual libraries" using chemical building blocks from readily available sources.

     Currently, the dominant method of pursuing drug discovery focuses on screening large libraries to search for a lead candidate directly in the library, or at least a hit, which can then be optimized by the more traditional techniques of medicinal chemistry to generate a development candidate. We believe this brute-force, trial-and-error approach is flawed because limited or no information is factored into the library design to force the iterative drug discovery process to converge. This limitation in current combinatorial chemistry approaches is underscored by the fact that most compound libraries used for screening have been constructed with the sole objective of isolating a development candidate with the highest binding affinity to a target. In order to achieve this objective against all possible targets, it is believed such libraries would have to contain in excess of 100 million compounds. A library of that size is well beyond current synthesis capabilities. In addition, the challenge of drug discovery is not only to find a lead candidate that exhibits activity against a biological target. It is also important to ensure that the lead candidate will have characteristics that will enable it to overcome the more difficult in vivo hurdles of toxicity, metabolism or problems with oral administration, none of which will become evident until early testing. Unless information can be extracted about which characteristics are most necessary for binding, it is difficult to know how to modify a compound to maintain tight binding affinity while overcoming these hurdles. Furthermore, if no hits are found after the screening of a traditional combinatorial library, a scientist has no starting point for the drug discovery process.

     While both combinatorial chemistry and computational approaches are useful in drug discovery to some degree, they are severely taxed by the complexity of properly using the information available for library design, as evidenced by the following drawbacks: (1) the inability to derive and integrate information both from compounds that are active and those that are inactive against the target;
(2) the inability to probe the target in order to compute ways of improving the predictive models or hypotheses; and (3) the inability to handle the dual requirements of speed and quality when large data sets must be analyzed. We believe that these drawbacks constitute fundamental reasons that current discovery approaches have been only moderately successful in generating lead candidates and development candidates, despite the large number of initial hits.

  CombiChem's Solution and Advantages

     We believe that we offer a solution to drug discovery by combining our proprietary design technology and rapid synthesis capabilities in a unique way. Our convergent, iterative process for drug discovery -- our Discovery Engine (see the following diagram) -- is based on compound libraries designed for information.

     The design of libraries for information involves the selection of compounds that collectively probe the biological target in a systematic way to determine the chemical characteristics required for binding to such target. By identifying features that discriminate between active and inactive compounds, predictive models, called hypotheses, are constructed and then used to select a more focused library of compounds. The compounds are chosen from our proprietary Virtual Library, a computational representation of a very large number of potential molecules chosen for ease of laboratory synthesis. We believe that by repeating this process of selecting, synthesizing and screening informative compounds and analyzing the resulting data, the Discovery Engine process quickly converges on the most predictive hypothesis. This hypothesis describes the characteristics a compound must possess to be active against the target and, thus, is used to select a variety of potent lead candidates.

     Each cycle of the Discovery Engine refines the definition of the best hypothesis for the target in question. After several cycles, the resulting hypothesis can be used to design highly potent compounds from a broad range of chemical classes including those not readily amenable to combinatorial synthesis techniques. By facilitating the design of a variety of potent compounds for preclinical testing, the Discovery Engine has the potential to increase greatly the likelihood that at least one of these compounds passes the significant downstream hurdles and eventually becomes a commercial drug.

                                   [DIAGRAM]

     We believe that the advantages of our Discovery Engine include the following:

     - Generating lead candidates from multiple structural series that exhibit the same biological activity. By using predictive hypotheses to search the Virtual Library, multiple structural series of compounds that have the same effect on the target can be identified. The availability of multiple structural series increases the likelihood that at least one of these molecules will overcome the in vivo hurdles in preclinical development. In addition, this provides an opportunity for us and our collaborators to enhance the intellectual property position that potentially can be developed around these compounds by having more than one patentable structural series.

     - Generating lead structures against a wide range of targets including those for which little or no information is available. The Universal Informer Library consists of a computer-designed, proprietary collection of approximately 13,000 physical compounds that can be screened against targets where little or no information is available about the molecular structures that may be active against those targets. Once the Universal Informer Library is screened, the information obtained is used to start the Discovery Engine process. In addition, because the Discovery Engine is not dependent on having prior knowledge about the target (for instance, an X-ray crystal structure representative of the target), it can potentially be used to discover drugs against any target.

     - Achieving rapid generation, evolution and optimization of lead candidates. By combining flexible design technology and rapid synthesis, our Discovery Engine can produce lead candidates for any of the three types of drug discovery programs -- lead generation, lead evolution or lead optimization -- with less than two years of effort.

     - Reducing synthesis and screening costs. Our design technology facilitates the use of small, informative libraries. Use of these small libraries decreases the costs associated with synthesis and screening. In addition, our Virtual Library of drug-like molecules has been explicitly constructed for ease of laboratory synthesis.

STRATEGY

     Our objective is to be the industry leader in the generation, evolution and optimization of novel lead candidates. We intend to utilize our scientific and technology assets in the discovery process through a mix of collaborative and internal programs by applying the following business strategies:

     - Establish multiple collaborations with large pharmaceutical and biotechnology companies focused on biological targets chosen by the collaborators. We intend to collaborate with large pharmaceutical and biotechnology companies on fully funded programs aimed at biological targets chosen by these collaborators. Our collaborative efforts are exclusively focused on the discovery process, with a particular emphasis on the discovery of novel compounds against biological targets. We believe our technology platform provides us with opportunities to establish multiple collaborations, which may be for the same disease state. We believe this will allow us to build a portfolio of opportunities that may include project initiation fees, research support, milestone payments and royalties.

     - Conduct internal discovery efforts aimed at selected biological targets, retaining a larger economic interest in the subsequently outlicensed lead candidates. We also intend to conduct our own internally funded discovery programs by choosing biological targets of current scientific interest and working in collaboration with genomics, biotechnology or screening companies. After identifying lead candidates that are ready for development, we intend to outlicense them, retaining a larger economic interest in such candidates as they are developed and commercialized by a third party.

     - Broaden the scope of our technology through application of our Discovery Engine process in alternative industries such as the agrochemical and materials science field. We recently initiated a collaboration in the agrochemical field with Novartis. We also are considering additional opportunities in alternative industries, including the industrial chemical and materials science field. In December 1998, we established ChiroChem Discovery Services, LLC, to develop and sell specifically designed chiral libraries.

     - Maintain technology leadership in both software development and rapid synthesis capabilities. We intend to continue to extend our technology leadership through enhancements of existing software, design of future generations of software and continued advancements of our synthesis capabilities. We believe that these developments will allow us to decrease the time required to discover lead candidates and to maintain our technology leadership and competitive advantage.

COMBICHEM'S PROCESS: THE DISCOVERY ENGINE

     The successful implementation of our Discovery Engine process requires the direct involvement of and interaction between our chemists and our software applications team. This process consists of the following steps:

     Data analysis -- the compilation and analysis of screening data, literature information and available data about the target. The starting point for a drug discovery program varies depending on the amount of prior information that is available. The collaborator may have tested its corporate collection of compounds or some other chemical library. The collaborator may also have information regarding structures of compounds that are initial hits (moderately active compounds), information regarding structures that are inactive against the particular target or prior information about the target structure itself. On the other hand, if little or no prior information or screening data is available on the initial hits or target, we can make available for screening our proprietary Universal Informer Library as a way of generating a relevant set of information with which to initiate the Discovery Engine. See "CombiChem's Proprietary Technologies -- Universal Informer Library."

     The analysis of the available information is a critical step in the process because it will determine what type of program will be undertaken -- lead generation, lead evolution or lead optimization -- and the resources that will be required. See "CombiChem's Discovery Programs."

     Hypothesis generation -- the software-based generation of models that predict the biological activity of molecular structures. Once the analysis of the available data is completed by our chemists and software applications team, the information is used as input for hypothesis generation. The steps involved in hypothesis generation are:

     - Conformational analysis. Conformational analysis is performed on each active and inactive molecule to determine which shapes or conformations such molecules can take.

       Because it is typically not known which of these shapes a particular molecule will assume when it shows its greatest activity against a biological target, all reasonable conformations are computationally described and analyzed. Our proprietary technology allows for the analysis of large data sets and complex molecular structures to be completed quickly and thoroughly.

     - Hypothesis generator. Using the screening data and the results of conformational analysis, the hypothesis generation software produces computational models, called hypotheses, that attempt to explain the observed differences in biological activity between active and inactive molecules. In the early phases of a discovery program, the hypothesis generator will often generate many hypotheses that are consistent with the data. The repeated application of the Discovery Engine cycle systematically tests the hypotheses, eliminating some while strengthening others by providing supporting data. Repeating this procedure results in predictive hypotheses. We believe that our proprietary design technology differs from others currently in use in that it (1) includes all of the screening data (including inactives) in generating hypotheses, (2) takes into account a much broader characterization of molecule-target interaction and (3) forces convergence to a predictive model of the important binding features by probing the target systematically using rapid synthesis and screening.

     Virtual Library search -- the computational search of the Virtual Library to find molecular structures that fit the hypotheses. Once the hypotheses are generated, they are used to search our proprietary Virtual Library to identify molecular structures that have the features represented in the hypotheses. The Virtual Library is a computational representation of a very large number of molecules chosen for ease of laboratory synthesis. For each hypothesis that is generated, a more focused library of tens to hundreds of molecules from the Virtual Library is chosen for synthesis in the laboratory. The Virtual Library is generated and searched by proprietary design technology, which can exploit much larger libraries than is possible with commercially available tools. See "CombiChem's Proprietary Technologies -- Virtual Library."

     Library synthesis -- the laboratory synthesis of molecular structures that are selected from the Virtual Library using a wide range of chemistries. Once the more focused library of compounds is designed using molecules chosen from the Virtual Library, our chemists are responsible for synthesizing the compounds in the laboratory. Unlike many combinatorial chemistry groups, our chemists are not restricted to particular chemical reactions or a limited list of structural templates, thus providing maximum flexibility to synthesize the libraries quickly. See "CombiChem's Proprietary Technologies -- Synthesis and Analytical Chemistry Technology."

     The above four steps in the Discovery Engine process are completed by our project teams. Once the molecules are synthesized, those libraries are then sent to the partner or a contract group for screening. Data from these assays will be available to us for the next iteration of the cycle. With each iteration, the Discovery Engine provides more information, improving the hypotheses and increasing the likelihood of discovering active molecules with desirable pharmacological characteristics. Eventually, the hypotheses will converge to provide lead compounds that warrant further testing as development candidates. It currently takes our scientists approximately three months to advance through the steps in one Discovery Engine cycle. Depending upon the information available to start a project, it may take two to four iterations of the cycle to generate strongly predictive hypotheses that may eventually yield novel and highly active lead candidates.

     Our Discovery Engine process is being validated by both our active collaborative programs and retrospective analysis of drug discovery examples taken from the recent scientific literature. In one such example, we applied our design technology to a project where the data provided was a compilation of third-party research into the design of HIV protease inhibitors. The objective was to determine whether our process could be used to discover novel inhibitors for the enzyme given a collection of only weakly active hits from screening. We generated hypotheses with distinct features by collecting information on eight weakly active HIV protease inhibitors and 500 randomly selected inactive molecules with the same drug-like characteristics as the weakly active compounds. Each of these weakly active compounds was found by either an academic or commercial team in the early phases of trying to discover an HIV protease drug. To assess whether the generated hypotheses are, in fact, able to predict the activities of new molecules, several highly potent HIV protease inhibitors, including currently marketed drugs, were added to a virtual library of several hundred inactive compounds. Using the hypotheses, we searched the Virtual Library.

The search produced a list of highly ranked protease inhibitors with a variety of chemical structures, including some of the highly potent HIV protease inhibitors currently under development or marketed by major pharmaceutical companies. The structures selected from the Virtual Library differ significantly from those used to develop the hypotheses, validating our capabilities in lead evolution. We have similarly validated our technology on over a dozen other literature data sets and on several programs with collaborators. In our lead evolution programs with several collaborators, we have already been successful in evolving from one structural series to multiple, novel structural series while improving biological activity. These results and a variety of equally successful applications of the Discovery Engine demonstrate the viability of our computational drug discovery methods and the strength of our proprietary technology.

COMBICHEM'S PROPRIETARY TECHNOLOGIES

     To implement our Discovery Engine process, we have developed and assembled an integrated set of proprietary technologies. These include the following:

  Universal Informer Library

     The use of many traditional drug discovery approaches presupposes the existence of prior information to start the process. However, recent efforts such as the Human Genome Project and others are producing a number of novel targets about which there is limited prior information. In addition, there are many known targets for which no suitable leads have been identified. To address these situations, our scientists developed a Universal Informer Library. Our Universal Informer Library consists of a computer-designed, proprietary collection of approximately 13,000 physical compounds. Unlike other libraries that are used to identify lead structures directly after screening, the Universal Informer Library is used to gather information concerning the relevant binding features that are important to the target. The compounds in the Universal Informer Library are molecules with the potential to bind to many different targets. Screening against the Universal Informer Library is therefore intended to provide a few, weakly active compounds against the background of many, varied inactive compounds. Using this data, hypotheses may be extracted, which allow the Discovery Engine to be initiated.

     The Universal Informer Library was designed to provide hits for virtually all possible targets. However, if there is some reason to expect certain structural features to be relevant to a particular target, the Universal Informer Library can be augmented with compounds that contain those features. In this way, information gained from prior experience can be incorporated into the Universal Informer Library; this may improve the hypotheses and therefore reduce the number of cycles required to identify a lead candidate.

     We completed validation of our Universal Informer Library approach by screening a subset of the Universal Informer Library against a wide range of targets and achieving an outcome comparable to that typically seen in the pharmaceutical industry with libraries containing hundreds of thousands of compounds.

  Virtual Library

     Our Virtual Library is a computational representation of a very large number of molecules chosen for the ease with which they can be synthesized in the laboratory. To maximize the likelihood that the Virtual Library will contain potent, patentable compounds active against most targets, we populated it with hundreds of novel structural templates derived from a large range of chemical reactions. Each of the templates has two to four sites at which a wide variety of structural changes can be made synthetically using available chemicals. This chemistry can also be scaled up to give ready access to quantities of each lead candidate sufficient to perform early preclinical testing. The Virtual Library is generated and searched by two components of our proprietary software: Virtual Library Cascader(TM) software and Virtual Library Search software. See
"-- Design Technology."

  Synthesis and Analytical Chemistry Technology

     Once the Virtual Library is searched for collections of molecules that match the hypotheses, our chemists initiate synthesis of these molecules in the laboratory. The challenge for our chemists is to select the technique that will most quickly achieve the synthesis of the library. While there is considerable debate throughout the industry about the relative merits of various methods of chemical synthesis (solid versus solution phase, for example), our chemists have the flexibility to use the appropriate approach for each specific synthesis task. We believe we have expertise in most or all of the readily used techniques and, in addition, have access to a number of new proprietary methods.

     As long as relatively straightforward chemistry is applied to library production, synthesis is generally not the rate-limiting step. The challenge lies in the isolation and purification of the library compounds. We apply several approaches, including a number of proprietary semi-automated techniques, to facilitate these procedures in order to achieve purity standards of greater than 85%.

  Design Technology

     We rely on our proprietary design technology in order to complete several of the key steps in our Discovery Engine. The proprietary design technology includes:

     Conformational analysis software -- a computer program for identifying the distinct three-dimensional shapes of a molecule. Conformational analysis is performed on each active and inactive molecule to determine which shapes or conformations such molecules can take. It is typically unknown which of these shapes a particular molecule will assume when it shows its greatest activity against a biological target. As a result, all reasonable conformations are computationally described and analyzed. We have developed proprietary conformational analysis software, which rapidly determines all the distinct, reasonable shapes each molecule can assume. Both the speed and the thoroughness of the conformational analysis software distinguish it from commercial chemistry software and permit the Discovery Engine to handle large data sets.

     Hypothesis generation software -- a computer program for analyzing screening data to identify the requirements a potential drug must satisfy to bind to this target. Once conformational analysis has been applied to each of the screened molecules, our proprietary hypothesis generation software produces computational models that can estimate the biological activity of chemical structures. These models, called hypotheses, are generated by applying methods from statistics, information theory, physical chemistry and computer science to the screening data in order to identify the differences between active and inactive compounds. The predictive capabilities of the computational models and the novel algorithms used to produce them distinguish our hypothesis generator from commercial chemistry software.

     Virtual Library Cascader software -- a computer program for conveniently describing virtual libraries. The Cascader software facilitates the rapid specification of virtual libraries to the computer. By providing databases of reagents and descriptions of reactions to the Cascader, a chemist can quickly describe large libraries of compounds to the computer. The Cascader can use the resulting description to construct explicit subsets of the large virtual library and to present the structures to the chemist and to the Virtual Library Search software.

     Virtual Library Search software -- a computer program for selecting molecules from the Virtual Library that, when synthesized and screened, will provide the most information about additional binding requirements. The Virtual Library search software uses hypotheses to estimate computationally the potency of prospective compounds. The goal is to increase the likelihood that the chemists devote their synthesis efforts to compounds that fit the hypotheses and are thus most likely to bind to the target. By using the computer to test the compounds in the Virtual Library against the hypotheses, the Discovery Engine can rapidly identify both active compounds which satisfy several different hypotheses and informative compounds which discriminate among hypotheses. Routinely searching virtual libraries with billions of compounds has generally not been possible with commercial chemistry software.

     Each cycle of the Discovery Engine refines the assessment of the best hypothesis for the target in question. After several cycles, the resulting hypothesis can be used to design highly potent compounds from a broad range of chemical classes including those not easily synthesized by standard techniques. By facilitating the design of a variety of potent compounds for preclinical testing, the Discovery Engine has the potential to increase greatly the likelihood that at least one of these compounds passes the hurdles and eventually becomes a commercial drug.

COMBICHEM'S DISCOVERY PROGRAMS

     We are applying our technology to discover lead compounds for biological targets chosen by our collaborators. In addition, we are selecting our own biological targets of interest.

     In the first instance, where we are working on a target chosen by a collaborator, the commercial terms are negotiated based on a number of factors, including the number of targets to be included in the collaboration and the type of program -- lead generation, lead evolution or lead optimization. Depending upon the type of program, we will work on the program for a period of one to two years. We will assign a dedicated project team, funded by the collaborator, consisting of applications scientists and synthetic, medicinal and analytical chemists. The team composition and size is dependent upon the type of program and its objectives. To ensure confidentiality, we provide target exclusivity to each of our collaborators. Each team works in a dedicated laboratory. At the conclusion of the program, assuming its objectives have been met, the program team will transfer the lead structure(s) to the collaborator. At this point, our work is completed, but the partner will continue to develop the lead candidate. As the collaborator develops the lead candidate and reaches certain agreed-upon objectives, we will receive milestone payments. Eventually, when the lead candidate becomes a marketed drug, we will receive royalties on the sales of the drug.

     In our internal programs, we pay for all of the work to be completed and will outlicense the lead structures to a partner for the development and commercialization phases.

     Depending upon the data available, the Discovery Engine can be applied to three types of discovery programs: lead generation, lead evolution and lead optimization. Lead generation uses the Universal Informer Library to generate information for the Discovery Engine in situations where little or no prior information is known about the target. Lead evolution begins with existing information (either from the collaborator or from the scientific literature) regarding a lead candidate with the objective of identifying different structural series that can provide either other development options or an enhanced patent position. The evolution path may be chosen either as an outgrowth of a lead optimization program or directly from a collaborator's established lead candidate series. Lead optimization involves a lead candidate provided by a collaborator that requires improvement prior to being identified as a drug development candidate. Using our computational drug discovery approach, initial libraries are constructed around a given template. Using a convergent, iterative process, subsequent libraries are increasingly focused as increased activity (e.g., affinity, selectivity) is achieved.

  Collaborative Agreements

     CombiChem's collaborative agreements are as follow:

---------------------------------------------------------------------------------------------------
      COMPANY NAME               TARGET OR THERAPEUTIC AREA OF FOCUS            TYPE OF PROGRAM
---------------------------------------------------------------------------------------------------
 Elan/Athena                Multiple targets in central nervous system       Lead generation, lead
                            conditions                                         evolution, and lead
                                                                               optimization

 ICOS                       Identified, undisclosed target                   Lead evolution

 ImClone                    Multiple targets in oncology                     Lead generation, lead
                                                                               evolution

 Novartis Crop              Herbicide, fungicide and insecticide             Lead optimization
 Protection AG

 Ono                        Program based on Universal Informer Library      Target selection, Lead
                                                                             generation

 Roche Bioscience           Protein-Protein interaction                      Lead optimization
                            Enzyme                                           Lead evolution
                            Receptor                                         Lead optimization

 Sumitomo                   Target implicated in osteoarthritis and          Lead evolution
                            rheumatoid arthritis

 Teijin                     G-protein coupled receptor                       Lead evolution(1)
---------------------------------------------------------------------------------------------------

(1) The Teijin program started as a lead optimization program.

  Internal Discovery Programs

     We are conducting our own internally funded discovery programs by choosing biological targets of current scientific interest and working in collaboration with genomics, biotechnology or screening companies. After identifying lead candidates that are ready for development, we intend to outlicense them, retaining a larger economic interest in such candidates as they are developed and commercialized by a third party.

COMBICHEM'S COLLABORATIVE ARRANGEMENTS

     Our business model is to enter into collaborative arrangements focused on drug discovery efforts to improve our chances of achieving profitability and to minimize our financing requirements. Commercial terms of a collaborative arrangement are driven by the number and nature of the targets. The key components of the commercial terms typically contained in our collaborations include project initiation fees, research funding, milestone payments and royalties.

     We have the following completed or active collaborative arrangements:

  Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc

     In October 1997, we entered into a multiple project collaborative agreement with Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc. The agreement provides for a three-year research program to discover novel therapeutic compounds for treatment of central nervous system conditions. The first project was initiated upon signing, with a second project initiated in March 1998. The agreement provides for Elan/Athena's access to the Universal Informer Library as deemed necessary by the research management committee composed of Elan/Athena and CombiChem representatives. Under the agreement, Elan/Athena paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of pre-determined objectives. Elan/Athena will also make royalty payments on worldwide sales of any products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach or by Elan/Athena after the one-year anniversary upon 90 days prior written notice. In connection with the initial collaborative agreement, Elan International Services Ltd., an affiliate of Elan/Athena, purchased 1,000,000 shares of common stock for $8.0 million. In addition, the same affiliate acquired 250,000 shares of common stock in the initial public offering.

  ICOS Corporation

     In March 1998, we entered into a collaborative agreement with ICOS Corporation providing for a lead evolution project on an undisclosed target. Under the agreement, ICOS receives exclusive global rights to develop and market any products resulting from the collaboration. ICOS made an advance payment in April 1998, and agreed to pay research support funding, payments upon achievement of certain clinical milestones and royalty payments on any product sales. The lead evolution project terminates on August 31, 2000. The agreement may be terminated by either party 90 days following an uncured material breach.

  ImClone Systems Incorporated

     In October 1997, we entered into a collaborative agreement with ImClone Systems Incorporated providing for a two-year research program to identify and characterize novel small molecule inhibitors to multiple targets for development in oncology. The agreement provides for ImClone's access to our Universal Informer Library and Virtual Library. Under the terms of the agreement, ImClone agreed to provide us with research support payments, milestone payments upon the achievement of certain program objectives and royalties on worldwide product sales of therapeutic products that may arise out of the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach. In connection with the collaborative agreement, ImClone purchased 312,500 shares of common stock for $2.0 million.

  Novartis Crop Protection AG

     In May 1998, we entered into a collaborative agreement with Novartis Crop Protection AG providing for a two-year lead optimization project for the herbicide, fungicide and insecticide markets. Under the agreement, Novartis paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Novartis has exclusive global rights to develop and market or sub-license products resulting from the collaboration. We will be entitled to royalties on sales of any products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach.

  Ono Pharmaceutical Co., Ltd.

     In December 1998, we entered into a collaborative agreement with Ono Pharmaceutical Co., Ltd. providing for a two-year lead generation research program on an undisclosed target. Under the agreement, Ono paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Ono will make royalty payments on worldwide sales of any products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach.

  Roche Bioscience, a division of Syntex (U.S.A.) Inc.

     In October 1996, we entered into a collaborative agreement with Roche Bioscience providing for a broad two-year research program to perform research against three initial targets, including a protein-protein interaction, an enzyme and a receptor, with an option to add additional targets. Roche Bioscience can elect one of the approaches -- lead generation, lead evolution or lead optimization -- for each research program against each collaboration target. A program may be initiated at any time during the term of the collaboration, thereby extending the term to allow for completion of each program. Under the agreement, Roche Bioscience paid a project initiation fee and agreed to provide research funding and to make milestone payments upon the achievement of certain milestones. Roche Bioscience will make royalty payments on worldwide sales of any products resulting from the collaboration. As of January 31, 1999, we had successfully concluded the research phase and delivered lead candidates to Roche for further development. As this development process continues, Roche will make additional payments if certain milestones are met. During 1998, we achieved three research milestones in this collaboration, triggering cash milestone payments in two of the three projects.

  Sumitomo Pharmaceuticals Co., Ltd.

     In August 1997, we entered into a collaborative agreement with Sumitomo Pharmaceuticals Co., Ltd. providing for a two-year lead evolution program on a target that is believed to play a fundamental role in osteoarthritis and rheumatoid arthritis. Under the agreement, Sumitomo paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Sumitomo will make royalty payments on worldwide sales of any products resulting from the collaboration. Sumitomo may extend the research period for up to four successive six-month periods upon mutual agreement. The agreement may be terminated by either party 90 days following an uncured material breach.

  Teijin Limited

     In March 1996, we entered into a collaborative agreement with Teijin Limited providing for a one-year research program on a G-protein coupled receptor target. In March 1997, we amended our agreement to extend the research phase of the collaborative agreement for an additional year. While the initial focus of the collaboration was lead optimization, the effort was redirected to lead evolution during the course of the research. Under the agreement, Teijin paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Teijin also committed internal resources to the discovery effort. Teijin will make royalty payments on any products resulting from the collaboration. We retain the rights to the compounds arising under this collaboration in North and South America; Teijin has rights to these compounds in Asia and Europe with a right of first negotiation to acquire our rights. Under the original agreement, either party may terminate the agreement in the event of a material breach remaining uncured for 60 days. As of March 31, 1998, we successfully concluded the research phase and delivered lead candidates to Teijin for further development. As this development process continues, Teijin will make additional payments if certain milestones are met.

RESEARCH AND DEVELOPMENT

     Our expenses for research and development activities were as follows:

                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           1996      1997      1998
                                          ------    ------    ------
                                                (IN THOUSANDS)
Collaborative...........................  $  420    $4,317    $9,209
Proprietary.............................   4,820     4,400     5,849

     The increases reflect the additional costs incurred with the expansion of the Company's collaborative agreements and the investments in proprietary technologies.

COMPETITION

     Many organizations are actively attempting to identify, optimize and generate lead compounds for potential pharmaceutical development. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies and research and academic institutions, as well as other computationally based drug discovery companies. Many of these competitors have greater financial and human resources and more experience in research and development than we have. Historically, large pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent one of the largest potential markets for our products and services, are internally developing combinatorial and computational approaches and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products, such as plants and microorganisms, and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working, either on their own or through collaborative efforts. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

PATENTS AND PROPRIETARY INFORMATION

     Our success will depend in large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. Our success will also depend on our ability to maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. We have pending United States and foreign patent applications relating to various aspects of our technology, certain systems, materials and methods used in screening compounds and the libraries or compounds contained in the libraries. These patent applications are either owned or co-owned by us or rights under them are licensed to us. To date, one of our foreign patents has issued and two United States patents have issued. To the extent that any foreign patent application filed in the European Patent Office or the Japanese Patent Office issues as a patent, a challenge to the validity of such patent may be presented in an opposition proceeding. Patents may not issue as a result of any such pending applications. Even if patents are issued, such patents may not be sufficiently broad to afford protection against competitors with similar technologies. We are aware of five United States patents issued to third parties that claim proprietary rights; two of these patents are entitled "System and method for automatically generating chemical compounds with desired properties", the third is entitled "System, method, and computer program for at least partially automatically generating chemical compounds having desired properties" and the fourth and fifth are entitled "Method of generating a plurality of chemical compounds in a spatially arranged array." Although we believe that our current activities do not infringe these patents or the patents of other third parties, we continually assess our position with respect to such patents. Our belief about our activities may not be upheld in any litigation over patents. In addition, our future technological developments may not be outside the scope of these patents or the patents of other third parties. Further, third parties may seek to assert such patent rights against us, which would result in significant legal costs and require substantial management resources. We may need a license from a third party to continue practicing our rights. We may not be able to obtain such a license, if required, on commercially reasonable terms, if at all. From time to time, we receive correspondence from third parties to license patents owned or controlled by third parties. Our inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on our business and results of operations. Our inability either to demonstrate non-infringement of these and other current and future patents, whether issued in the United States or overseas, or to obtain the appropriate licenses, would have a material adverse effect on our business and results of operations. Moreover, there can be no assurance that we or our customers will be able to obtain patent protection for lead compounds or pharmaceutical products based upon our or our customers' technologies. Any patents issued to us or our collaborative partners, or for which we have license rights, may be challenged, invalidated or circumvented. The rights granted under any licenses may not provide competitive advantages to us. To the extent that we or our consultants or collaborators use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary to enforce our patent and license rights or to determine the scope and validity of others' proprietary rights. Any such litigation, whether or not the outcome thereof is favorable to us, could result in substantial cost to and diversion of effort by us. Further, United States patent law does not provide any remedies for infringement that occurred before the patent is issued. Our commercial success will also depend upon successfully avoiding the infringement of current and future patents issued to competitors and upon maintaining the technology licenses upon which certain of our current products are, or any future products under development might be, based. If our competitors prepare and file patent applications in the United States that claim inventions also claimed by us or our collaborators, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine the priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology.

     A United States patent application is maintained under conditions of confidentiality while the application is pending in the Patent and Trademark Office. As a result, we cannot determine the inventions being claimed in pending patent applications filed by our competitors in the Patent and Trademark Office. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain, or result in the denial of our patent applications. We may not be able to obtain licenses to patents held by third parties that may cover our activities at a reasonable cost, if at all. To continue to practice our technology we would have to develop or obtain alternative technologies which we may not be able to do. We currently have certain licenses from third parties and in the future may require additional licenses from other parties. These licenses may be required to refine our Discovery Engine further and to allow our collaborators to develop, manufacture and market commercially viable products effectively. Such licenses may not be obtainable on commercially reasonable terms, if at all. In addition, patents underlying such licenses may not be valid and enforceable. Finally, the proprietary nature of any patented technology underlying such licenses may not remain proprietary. We rely substantially on certain technologies that are not patentable or proprietary and are therefore available to our competitors. We also rely on certain proprietary trade secrets and know-how that are not patentable. Although we believe we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that (1) these agreements will not be breached, (2) we would have adequate remedies for any breach or (3) our trade secrets will not otherwise become known or be independently developed or discovered by competitors. Our failure to protect all or part of our patents, trade secrets and know-how could have a material adverse effect on our business and results of operations.

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by one of our customers or collaborators or, in the event we decide to develop a drug beyond the early testing phase, by us. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such drugs. Virtually all drugs developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, drugs to be administered to humans are subject to rigorous testing and other approval procedures established by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of such drugs. Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds or delays, total or partial suspension of production, refusal of the government to grant approvals, and civil and criminal penalties. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. Generally, in order to gain FDA approval, a company first must conduct studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. Studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of these studies are submitted as a part of an investigational new drug application that the FDA must review before human testing of a potential drug can begin. In order to commercialize any products, we or our customer will be required to sponsor and file an investigational new drug application and will be responsible for initiating and overseeing the human testing to demonstrate the safety and efficacy that are necessary to obtain FDA and foreign regulatory authority approval of any such drugs. Human testing is normally done in three phases and generally takes two to five years but may take longer to complete. After completion of human testing of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application and receive approval before commercial marketing of the drug can begin. The testing and approval processes require substantial time and effort. Approvals may not be granted on a timely basis, if at all. New drug applications submitted to the FDA can take, on average, two to five years to obtain approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is still subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Domestic manufacturing facilities used by us or our customers are subject to biannual inspections by the FDA and must comply with the FDA's current good manufacturing practices regulations. To comply with such regulations, a manufacturer must spend funds, time and effort in the areas of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. For marketing outside the United States, we or our customer will also be subject to foreign regulatory requirements governing human testing and marketing approval for drugs. The requirements governing the conduct of human testing, product licensing, pricing and reimbursement vary widely from country to country.

     Our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. In addition, we may be required to incur significant costs to comply with environmental laws and regulations in the future. The occurrence of any such event could have a material adverse effect on our business and results of operations.

SALES AND MARKETING

     We market our products directly to customers through participation in trade conferences and seminars and publications in scientific and trade journals.

     To date, we have sold our product offerings to our collaborative partners primarily through the efforts of our senior management and dedicated business development professionals. In addition, we utilize outside consultants to supplement our business development activities in targeted geographies or industries.

HUMAN RESOURCES

     As of February 28, 1999, we had 93 full-time employees, 55 of whom have Ph.D. degrees. Of these employees, 76 were engaged in research and development and 17 were engaged in marketing and general administration. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RISKS AND UNCERTAINTIES

     The following is a summary of some of the many risks we face in our business. You should carefully review these risks in evaluating our business.

THE TECHNOLOGY WE USE IN OUR BUSINESS IS NEW AND HAS NOT BEEN SHOWN TO BE SUCCESSFUL IN DISCOVERING NEW DRUGS.

     Our drug discovery process is new. We have not yet shown that it can successfully be used to discover drug candidates that ultimately become commercial products. Furthermore, our drug discovery efforts are focused on some targets with unknown functions. Development of new drugs is highly uncertain. Our drug discovery process may not result in drug candidates that will be safe or effective or commercially successful as products. If our technology is not validated through the successful discovery of drug candidates, our business will be adversely affected.

     Our strategy, which is unproven, is to use our proprietary technology to rapidly identify, optimize and obtain rights to as many drug candidates as possible. Our near-term profitability depends entirely on whether we can enter into additional collaborative agreements and maintain our current agreements. The pricing and nature of our collaborative relationships, however, is such that our potential customers may include only a limited number of drug, biotechnology and agrochemical companies. Our strategy also involves conducting our own discovery programs by choosing biological targets of current scientific interest and working in collaboration with screening companies to discover drug candidates. Accordingly, we cannot be certain that our strategy will prove successful.

     Our success also depends on whether potential customers view our process as an effective drug discovery tool. Historically, drug, biotechnology and agrochemical companies have identified and optimized new drug candidates in their own research departments. They have done so primarily to protect the proprietary nature of their activities. To achieve our business objectives, we must convince these companies that our technology and capabilities justify the outsourcing of their programs to us. We may not, however, be able to attract any future customers on acceptable terms for our products and services or develop a sustainable, profitable business. Any failure to do so would adversely affect our business.

     We generally structure each of our collaborative agreements to provide us with payments for:

     - initiating the collaboration,

     - providing research for a specified period (typically over one or two years),

     - attaining specifically-negotiated milestones, and

     - earning royalties from the commercial sale of any successfully developed drug candidate.

     To date, we have generated most of our revenues from providing research services under our collaborative agreements. We receive these revenues, however, only for a limited period and they are generally offset by corresponding research costs. After we complete the research phase of each collaborative agreement, we will receive additional revenues only if our collaborators achieve the specified milestones or sell products on which we earn royalties from commercial sales. Any failure to achieve the milestones or to earn royalties could adversely affect our business.

WE MAY NEVER BE PROFITABLE.

     Our near term profitability depends entirely on whether we can enter into additional collaborative agreements and maintain our current agreements. As a result, we are unable to predict when, or if, we will become profitable. We have not yet received, and may never receive, any revenues from royalties for commercial sales by a customer. In addition, our strategy includes potentially developing and licensing drug candidates that we have identified through our internal programs, at our own expense, to others for further development. To date, we have not entered into any of these licenses. We may never enter into any of these licenses on acceptable terms or at all.

THE SUCCESSFUL IMPLEMENTATION OF OUR STRATEGY IS DEPENDENT ON THE ACTIVITIES OF OTHERS, OVER WHICH WE HAVE NO CONTROL.

     Our strategy depends on our ability to enter into collaborative arrangements with others on a regular basis. We may not be able to continue to establish additional collaborative arrangements. If we are successful in establishing additional arrangements, they may not be on favorable terms. The collaborative arrangements also may not ultimately be successful. Any failure to enter into additional collaborative arrangements on favorable terms would adversely affect our business. The timing of when we receive revenues from collaborative arrangements depends on both our efforts and our collaborators' efforts. Generally, for any prospective drug candidate discovered with our technology each of the following events must occur before the candidate results in a commercialized product that will generate milestone payments and royalties:

     - the early and human testing of the drug candidate must be successful,

     - the required regulatory approvals, both in the United States and foreign countries, must be obtained,

     - manufacturing, sales and marketing capabilities must be established, and

     - the product must be successfully marketed in commercial quantities and at reasonable costs.

     We do not currently plan to perform any of these activities. Therefore, we will depend on others' expertise and commitment to develop and commercialize products based on drug candidates we discovered or optimized. The amount and timing of resources that current and future collaborators devote to our collaborations are not within our control, and we cannot be certain that their efforts will be successful.

     In addition, when we are eligible to earn milestone payments differs for each agreement. For instance, for some collaborations, we may not earn milestone fees until the collaborator has advanced products into human testing, which may be well into the future. Furthermore, our collaborative partners are not obligated to develop or commercialize drug candidates we have discovered. Rather, each collaborative partner may independently move forward with a competing drug candidate that the partner developed either internally or in collaboration with others, including our competitors. The potential drugs a collaborative partner develops also may be derivatives of the drug candidates we provided to the partner. While our existing collaborative agreements allow us to retain milestone and royalty payment rights with respect to drugs developed from certain derivatives, disputes may arise over how the payment provisions in our agreements apply to those types of drugs.

     Conflicts also may arise between collaborative partners about who has the proprietary rights to particular compounds or drug candidates. Additionally, our collaborators generally may terminate their agreements with us upon short notice and following an uncured material breach. Termination of our existing or future collaborative agreements, would result in a loss of anticipated revenue and could adversely affect our business.

     Furthermore, even though we use independent teams for each collaborative project, conflicts may arise among our collaborators about which collaborator has rights to any overlapping compounds or drug candidates developed with our technologies. Any failure to manage our collaborative relationships successfully, maintain confidentiality among our relationships or prevent these types of conflicts could lead to costly and time consuming disputes and a loss of reputation, capital or current or future collaborators. Any of these events could adversely affect our business.

SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD MATERIALLY IMPACT OUR STOCK PRICE.

     Our operating results may vary substantially from quarter to quarter and will not necessarily be indicative of results in later periods. Any quarterly fluctuations in revenue or financial results may materially impact our stock price. To date, we have received revenues from project initiation fees, research funding and milestone fees paid under our collaborative agreements. We expect that most of our revenues for the foreseeable future will continue to consist of these payments. In any one quarter, we may receive multiple or no payments from our collaborators.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO BUILD AND MAINTAIN A STRONG INTELLECTUAL PROPERTY POSITION; FAILURE TO DO SO WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Our success will depend on our ability and the ability of our licensors to obtain and defend patents and other proprietary rights for our technologies and the compounds and other products resulting from our technologies. In addition, to be successful we must avoid infringing the proprietary rights of others. Our patent position, like that of many drug and biotechnology companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, our activities may infringe the patent rights of others.

     We cannot be certain that any patents will issue as a result of any pending applications. In addition, any issued patents still may not provide sufficient protection against competitors with similar technologies. Although we believe that our current activities do not infringe any patents of others, we continually assess our position. We cannot be certain that we would be successful in any litigation over patents or that our future technological developments will be outside the scope of others' patent rights.

     We may also need to initiate litigation, which could be time consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor's rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

     We currently license rights from other parties. In the future we may require additional licenses from other parties to refine our drug discovery process further and to allow our collaborators to develop, manufacture and market commercially viable products effectively. We cannot be certain that:

     - we will be able to obtain any licenses on commercially reasonable terms, or at all,

     - any patents underlying such licenses will be valid and enforceable, or

     - the proprietary nature of any patented technology underlying such licenses will remain proprietary.

     In addition, if we breach any of our licenses, we may lose important rights.

     We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets. We also rely substantially on certain technologies that are not patentable or proprietary and are therefore available to our competitors.

OUR INDUSTRY IS EXTREMELY COMPETITIVE AND WE MAY ULTIMATELY PROVE UNSUCCESSFUL.

     Many organizations are actively attempting to identify, optimize and generate compounds for potential drug development. We compete with the research departments of drug companies, biotechnology companies, agrochemical companies, combinatorial chemistry companies and research and academic institutions as well as other drug discovery companies. Many of our competitors have greater financial and human resources and more experience in research and development. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Ultimately, our processes may become obsolete or uneconomical as a result of new technologies or approaches our competitors develop. For a more complete description of the competitive nature of our industry, please see
"Business -- Competition."

FAILURE TO EXPAND OUR OPERATIONS AND MANAGE OUR EXPANDED OPERATIONS WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Our success will depend on whether we can expand our operations to service additional collaborative arrangements and manage our expanded operations. To be cost-effective, we must enhance our productivity by further automating our processes and improving our technology generally. In addition, we must successfully structure and manage additional collaborative relationships, including maintaining the confidentiality of the research being provided to our customers. We may not be able to add the technical personnel needed to meet the staffing requirements of any additional collaborative relationships. In addition, our efforts to automate our processes further or to improve our technology may not be successful. Any failure to achieve these goals could adversely affect our business.

THE LOSS OF ONE OR MORE OF THE KEY MEMBERS OF OUR SCIENTIFIC AND MANAGEMENT STAFF COULD ADVERSELY AFFECT OUR BUSINESS.

     The loss of one or more of the key members of our scientific and management staff could adversely affect our business. Our future success also depends on the continued service of our key design, engineering, scientific, software and management personnel and on our ability to identify, hire and retain any additional personnel. There is intense competition for these qualified personnel. We may not be able to continue to attract and retain the personnel necessary to develop our business. Any failure to attract and retain key personnel could adversely affect our business.

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Any failure to comply with regulatory requirements in the United States and overseas can result in fines, warning letters, recall or seizure of products, clinical study holds or delays, total or partial suspension of production, refusal of the government to grant approvals, and civil and criminal penalties. United States and foreign government regulation will be a significant factor in the production and marketing of any drug products that we, our customers or our collaborators develop. The scope of the regulation will vary depending on the type of products involved. Virtually all drug products our customers develop will require regulatory approval. In particular, the FDA and foreign regulatory authorities require vigorous early state and human testing and other procedures for human drug products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of drug products.

     The process of obtaining and complying with regulatory approvals is time consuming and expensive. The testing and approval processes require substantial time and we cannot be certain if or when any approval will be granted for any products resulting from our technologies.

     Even if FDA regulatory clearances are obtained, a marketed product is still subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, domestic manufacturing facilities are subject to regular FDA inspections and must comply with the FDA's manufacturing practices regulations. To comply with these regulations, a manufacturer must spend funds, time and effort on production and quality control.

     For marketing outside the United States, we, our collaborators or customers will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval.

For a more complete description of regulatory requirements we, our customers and collaborators face, please see "Business -- Government Regulation."

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Our capital requirements depend on many factors, including:

     - our ability to enter into additional collaborative arrangements,

     - competing technological and market developments,

     - changes in our existing collaborative arrangements,

     - the cost of filing, prosecuting, defending and enforcing patent claims and other proprietary rights,

     - the purchase of additional equipment,

     - the progress in our drug discovery programs, and

     - our collaborators' ability to commercialize milestone and royalty-bearing compounds.

     We may be required to raise additional capital over a period of several years to continue our operations. Additional funding, if necessary, may not be available on favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets that we would not otherwise relinquish. Any failure to receive additional funding would adversely affect our business.

THE EFFORTS OF THE GOVERNMENT AND OTHERS TO REDUCE THE COST OF HEALTH CARE MAY HAVE AN ADVERSE EFFECT ON OUR COLLABORATORS AND OUR BUSINESS.

     We expect that a substantial portion of our revenue in the foreseeable future will be derived from products and services provided to the drug, biotechnology and agrochemical industries. Accordingly, our success in the foreseeable future depends on the success of the companies within those industries and continued demand for our products and services.

     The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of these companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, a number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted. If proposals or reforms are adopted and adversely affect the business of our collaborators or customers, our business may also be adversely affected.

OUR USE OF HAZARDOUS MATERIALS MAY SUBJECT US TO SIGNIFICANT ENVIRONMENTAL RISKS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     We use hazardous materials in our research and development activities. As a result, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials. The risk of accidental contamination or injury exists. If an accident occurs, we could be responsible for any damages and the amount of the damages could exceed our resources. In addition, we may incur significant costs to comply with environmental laws and regulations in the future. Any of these events could adversely affect our business.

OUR EXECUTIVE OFFICERS, DIRECTORS AND THEIR AFFILIATES MAY INFLUENCE ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Our executive officers and directors and their affiliates own approximately 30% of our outstanding common stock. As a result, these stockholders may influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in our ownership that other stockholders may favor.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE AND YOU MAY NOT BE ABLE TO MAKE A RETURN ON YOUR INVESTMENT.

     The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

     - announcements of new technologies or products by us or our competitors,

     - developments concerning patents or other proprietary rights,

     - publicity regarding the status of compounds we or our collaborators are developing,

     - regulatory developments, both in the United States and foreign countries,

     - public concern about the effectiveness of new technologies,

     - changes in expectations of securities analysts concerning our company or our industry in general;

     - quarterly fluctuations in our revenues and financial results, and

     - general market conditions.

     As a result, our operating results may be below the expectations of market analysts and investors, which could reduce the market price of our common stock.

     The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of the securities of many companies in our industry. Often, these fluctuations have been unrelated or disproportionate to the operating performance of the companies. These market fluctuations, as well as general economic, political and market conditions, may reduce the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted following periods of volatility in the market prices of securities. If we face such litigation in the future, it would be costly and time consuming and could adversely affect our business.

OUR CHARTER, DELAWARE LAW AND CERTAIN CONTRACT PROVISIONS MAY PREVENT OR DELAY A CHANGE OF CONTROL WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

     Certain provisions of our charter and stock options, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock. Our charter also authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect the rights and powers, including voting rights, of our other stockholders. Moreover, the issuance of preferred stock may make it more difficult for another party to acquire, or may discourage another party from acquiring, voting control of us.

WE MAY NOT BE SUCCESSFUL IN RESOLVING ALL OUR YEAR 2000 ISSUES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The year 2000 issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The year 2000 issue may create unforeseen risks to us from our internal computer systems as well as from computer systems of third parties. Any failure of our and/or others' computer systems could adversely affect our business. For a more complete description of the status of our year 2000 readiness program and contingency plans we have instituted, please see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2. PROPERTIES

     We currently lease and occupy approximately 40,000 square feet of laboratory and office space in San Diego, California. We also lease and occupy approximately 6,000 square feet of office space in Palo Alto, California. Our primary San Diego lease (34,000 sq. ft.) expires in May 2006 and a 6,000 square foot laboratory lease expires in October 1999. The Palo Alto lease expires in October 2002.

     In February 1999, we entered into a 15-year lease agreement for 75,000 square feet of laboratory and office space in San Diego, California with a target commencement date of November 1, 1999. Upon commencement of the new lease, the existing lease for 34,000 square feet in San Diego, California will terminate. Additionally, upon termination, the landlord will purchase all tenant improvements from us at their projected net book value of $2.5 million.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of our common stock are traded on the Nasdaq National Market under the symbol "CCHM." Prior to our initial public offering in May 1998, there was no established published trading market for our common stock. The following table presents the quarterly high and low sales prices of the common stock as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

----------------------------------------------------------------------
                                       1998
----------------------------------------------------------------------
                          High                    Low
----------------------------------------------------------------------
 First quarter            n/a                     n/a
----------------------------------------------------------------------
 Second quarter           $8.75                   $6.13
----------------------------------------------------------------------
 Third quarter            $8.63                   $3.38
----------------------------------------------------------------------
 Fourth quarter           $5.88                   $3.38
----------------------------------------------------------------------

     We had 191 stockholders of record and approximately 800 beneficial stockholders as of February 28, 1999.

DIVIDEND POLICY

     We have not paid dividends on our common stock and intend to continue this policy to retain earnings for use in our business.

USE OF PROCEEDS

     A Registration Statement on Form S-1 (File No. 333-37981) registering 2,587,500 shares of our common stock was declared effective by the SEC on May 7, 1998. The amount of net offering proceeds from the IPO and over-allotment option was approximately $16.2 million. Such proceeds have been invested in short-term investment-grade securities.

     The principal purposes of the offering were to: (1) increase our equity capital, (2) create a public market for the our Common Stock in order to facilitate future access to public equity markets and (3) create liquidity for our existing stockholders. We intend to use the net proceeds of this offering, together with our existing cash and cash equivalents and short-term investments, to fund research and development, expand laboratory and office facilities and for general corporate purposes. We may also use a portion of the net proceeds for the acquisition of businesses, technologies or products complementary to us. There are no present arrangements or agreements for any such acquisitions.

     The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the amount and timing of additional collaborative agreements, the progress of our development, technological advances, the commercial potential of the our services and the status of the our competitors. We believe that our existing cash, cash equivalents and short-term investments, combined with the net proceeds of this offering, projected funding from equipment leases and interest income will be adequate to satisfy our capital requirements and fund operations for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                       PERIOD FROM
                                       MAY 23, 1994
                                      (INCEPTION) TO          YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,    -------------------------------------
                                           1994         1995      1996      1997      1998
                                      --------------   -------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue.....................      $  --        $    50   $ 2,967   $ 7,471   $15,074
  Total operating expenses..........        711          6,763     8,085    12,004    19,111
                                          -----        -------   -------   -------   -------
  Loss from operations..............       (711)        (6,713)   (5,118)   (4,533)   (4,037)
  Net loss..........................      $(706)       $(6,675)  $(5,118)  $(4,322)  $(3,312)
                                          =====        =======   =======   =======   =======
  Basic net loss per share..........                   $(19.18)  $(11.30)  $ (4.45)  $ (0.36)
                                                       =======   =======   =======   =======
  Shares used in computing basic net
     loss per share.................                       348       453       971     9,140
                                                       =======   =======   =======   =======

                                                       AS OF DECEMBER 31,
                                        -------------------------------------------------
                                         1994     1995       1996       1997       1998
                                        ------   -------   --------   --------   --------
BALANCE SHEET DATA:
  Cash and cash equivalents...........  $1,622   $ 3,136   $    367   $  5,867   $ 20,334
  Short-term investments..............      --        --     12,166     11,055      9,025
  Working capital.....................   1,420     1,990      8,946     12,896     26,146
          Total assets................   1,796     3,997     16,505     25,376     41,980
  Long-term obligations, including
     current portion..................      --       584      2,541      4,944      6,214
  Redeemable convertible preferred
     stock............................   2,250     9,650     23,107     23,130         --
  Accumulated deficit.................    (706)   (7,381)   (12,499)   (16,821)   (20,133)
          Total stockholders'
            (deficit) equity..........    (682)   (7,414)   (12,516)    (6,449)    30,177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are discussed above in Item 1 at "Risks and Uncertainties." While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

OVERVIEW

     CombiChem is a computational product discovery company that is applying its proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs and chemical products. We believe our approach offers pharmaceutical and chemical companies the opportunity to conduct their discovery efforts in a more productive and cost-effective manner. Using our proprietary Discovery Engine(TM)process, we focus on the generation, evolution and optimization of potential new lead candidates for our collaborative partners who will then develop, manufacture, market and sell any resulting products. We believe that our process is widely applicable to a variety of disease targets and therapeutic indications as well as to other industries such as agrochemical, industrial chemical and materials science. To date, we have established collaborative agreements with Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc, ICOS Corporation, ImClone Systems Incorporated, Novartis Crop Protection AG, Ono Pharmaceutical Co., Ltd., Roche Bioscience, a division of Syntex (U.S.A.) Inc., Sumitomo Pharmaceuticals Co., Ltd. and Teijin Limited. In addition, we are using our approach on internal programs to discover new lead candidates that will then be outlicensed to third parties, while retaining a larger economic interest. In December 1998, we further broadened the application of the technology by establishing a joint venture with Chirotech Technology, Ltd., a member of the Chiroscience Group of companies, to commercialize libraries of chiral compounds.

The joint venture, ChiroChem Discovery Services, LLC, was established to develop and sell specifically designed chiral compound libraries.

     Our revenue to date is primarily attributable to the receipt of project initiation fees, milestone payments and research funding. Project initiation fees are received from our collaborators upon, or shortly following, execution of the collaborative agreement. Milestone payments are received from collaborators upon achievement of certain pre-determined objectives. In connection with the performance of research services, we receive research funding under our collaborative agreements. Research funding typically is received only during the life of the research program under the particular collaboration. In addition, we may receive advance payments from our collaborators or potential collaborators, which require us to complete certain performance obligations. Such payments are recorded as deferred revenue when received and are recognized as revenue when our performance obligations have been met, as evidenced by our collaborator's written approval and acceptance. The collaborative activities for which we receive revenue typically occur over a one- to three-year period, if multiple projects are anticipated, or one to two years for single project collaborations. The agreements provide for earlier termination in certain circumstances. We expect that a significant portion of our revenue for the foreseeable future will be comprised of such payments. The receipt of project initiation fees is dependent on our ability to enter into additional collaborative agreements that provide for such fees; the timing of such payments will be difficult to predict. In addition, the timing of certain revenue in the future will depend upon the completion of certain milestones as provided for in our collaborative agreements, which are contingent and uncertain. Milestone fees may be earned for different events or achievements in different agreements. For certain collaborations, such fees may not be earned until the collaborator has advanced products into human testing. In any one fiscal quarter we may earn multiple or no payments from our collaborators. Operating results may therefore vary substantially from period to period and will not necessarily be indicative of results in subsequent periods. Completion of the research phase of a single project collaboration or a single project within a broad multiple project collaboration is not expected to have a material adverse effect on our business. However, the termination or conclusion of any collaborative agreement could have a material adverse effect on our business. In addition, our failure to enter into additional collaborative agreements on favorable terms would have a material adverse effect on our business.

     We have not been profitable since inception. We have incurred a cumulative net loss of $20.1 million through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to efforts to develop our technologies and from the associated administrative costs of supporting these efforts. Our ability to achieve profitability is dependent on our ability to market our technology and capabilities to pharmaceutical, biotechnology, agrochemical and chemical companies.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenue

     Our revenue for the year ended December 31, 1998 was $15.1 million, up from $7.5 million for the same period in 1997. The increase in revenue resulted primarily from entering into collaborative agreements with ICOS, Novartis and Ono during 1998, the full-year effect of the Sumitomo, Elan/Athena and ImClone agreements, which were executed in 1997, and the achievement of four milestones in 1998. We received three milestone payments from Roche Bioscience and one from Teijin during 1998. Revenue from collaborators exceeding 10% of total revenue for the year ended December 31, 1998 was 38% from Roche, 17% from Sumitomo, 14% from Elan/Athena and 12% from Ono.

  Operating Expenses

     Research and development expenses for the year ended December 31, 1998 totaled $15.1 million compared to $8.7 million for the same period in 1997. Research and development costs incurred on behalf of our collaborators increased $4.9 million due to an increase in the number of projects in the active collaboration phase. Research and development costs incurred to advance our proprietary technologies increased $1.4 million due to increased staffing and the full year effect of operations added during 1997. We expect research and development spending to increase over the next several years due to increased activities related to collaborations, internal programs and technology development.

     General and administrative expenses for the year ended December 31, 1998 totaled $4.1 million compared to $3.3 million for the same period in 1997. This increase reflects increased business development activities and administrative support for our expanded programs. These expenses will likely increase in future periods to support our projected growth.

  Interest Income/Interest Expense

     Net interest income for the year ended December 31, 1998 was $0.9 million compared to $0.4 million for the same period in 1997. This change reflects increased cash and investment balances resulting from receipts under collaborative agreements and our initial public offering in May 1998. Interest income was partially offset by interest expense incurred on capital lease obligations.

  Net Loss

     Net loss for the year ended December 31, 1998 was $3.3 million compared to $4.3 million for the same period in 1997. The decreased loss is primarily attributable to increased revenue from project initiation fees and milestone achievements.

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenue

     Revenue for the year ended December 31, 1997 was $7.5 million, up from $3.0 million for the same period in 1996. The increase in revenue resulted primarily from entering into collaborative agreements with Sumitomo and Elan/Athena in 1997 and the full year effect of the Teijin and Roche collaborations, which were executed in 1996. Revenues from collaborators exceeding 10% of total revenues for the year ended December 31, 1997 was 39% from Sumitomo, 30% from Roche, and 18% from Elan/Athena.

  Operating Expenses

     Research and development expenses for the year ended December 31, 1997 were $8.7 million, up from $5.2 million for the same period in 1996. This increase reflects increased research and development expenses incurred on behalf of collaborators. Such expenses include salaries for additional chemists and molecular design staff for each project team and the associated depreciation of new laboratory equipment. We have the ability to direct our scientific personnel to work either on our collaborative agreements or on our internal research projects as needs arise. We expect research and development spending to increase over the next several years due to increased activities related to collaborations, internal programs and technology development.

     General and administrative expenses for the year ended December 31, 1997 were $3.3 million, up from $2.8 million for the same period in 1996. This increase reflects increased business development activities, including outside consulting fees and increased travel costs, and administrative support for our expansion in 1997. These expenses will likely continue to increase in future periods to support our projected growth.

  Interest Income/Interest Expense

     Net interest income for the year ended December 31, 1997 was $0.4 million compared to a break-even position for the same period in 1996. This change reflects increased cash and investment balances resulting from receipts under collaborative agreements and the sale of common stock in conjunction with the signing of the Elan/Athena and ImClone agreements. Interest income was partially offset by interest expense incurred on capital lease obligations

  Net Loss

     Net loss for the year ended December 31, 1997 was $4.3 million compared to $5.1 million for the same period in 1996. The decrease is primarily attributable to additional revenue generated from corporate collaborations during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1998, we financed our operations through proceeds from our initial public offering and private placements of equity securities, payments from corporate collaborators, and the utilization of capital equipment lease financing. In May 1998, we completed our initial public offering of 2,359,500 shares of our common stock (including partial exercise of the underwriters' over-allotment option), generating net proceeds of approximately $16.2 million.

     Net cash used in operating activities for the year ended December 31, 1998 was $1.9 million compared to net cash used of $3.5 million for the corresponding period in 1997. The decrease in net cash used in operating activities was primarily attributable to the reduction of our net loss and the collection of advance payments from collaborators.

     At December 31, 1998, we held cash and cash equivalents and short-term investments with a value of $29.4 million. Our working capital at December 31, 1998 was $26.1 million. We have maintained capital lease arrangements since 1994. Under these arrangements, we have funded certain capital expenditures with lease terms ranging from 36 to 48 months in duration. As of December 31, 1998, we had utilized $9.2 million of an available $11.4 million financing facility. We expect the net proceeds from our initial public offering completed in May 1998 and the interest income on the proceeds, together with the existing cash and cash equivalents, short term investments, operating revenue and lease financing arrangements, will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors. These factors include: (1) our ability to enter into additional collaborative arrangements, (2) competing technological and market developments, (3) changes in our existing collaborative relationships, (4) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, (5) the purchase of additional capital equipment,
(6) the progress of our drug discovery programs and (7) the progress of the commercialization of milestone-and royalty-bearing compounds by our collaborators. We may be required to raise additional capital over a period of several years in order to continue to conduct our operations. Such capital may be raised through additional public or private financing arrangements, as well as collaborative arrangements, borrowings and other available sources. In addition, we may from time to time earn milestone fees under our collaborations. Milestone fees may be earned for different events or achievements in different agreements. Furthermore, for certain collaborations, such fees may not be earned until the collaborator has advanced products into human testing. Such milestones may not be earned for several years, if at all. Our collaborative arrangements may not produce revenue adequate to fund our operating expenses. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets that we would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on our business and results of operations.

YEAR 2000 ISSUE

     Description of the Issue. The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks from our internal computer systems as well as from computer systems of third parties with which we deal. Our failures and/or those of third parties' computer systems could have a material adverse impact on our ability to conduct our business.

     Year 2000 Readiness. We have formed a committee, including the chief financial officer and the information technology manager, to evaluate Y2K risks and readiness. The committee has addressed both information technology and non-information technology systems. Examples of information technology systems include hardware and software purchased from external sources and internally developed software. Examples of non-information technology systems include laboratory equipment and those systems that operate the facilities infrastructure. The committee has also considered the systems of those third parties with which we maintain a material relationship.

     We have substantially completed an assessment of our information technology and non-information technology systems. The assessment phase is, however, an on-going effort. As part of this effort, we are assessing the potential severity of the impact of Y2K induced failures, conducting an inventory of information systems for each business area, prioritizing systems or components to be converted or replaced, and developing a contingency plan for mission critical systems.

     Renovation procedures have begun on those systems that we have identified in our assessment as being non-Y2K compliant. This renovation entails installation of commercially-available software and firmware updates and performance of system tests. The renovation phase of our Year 2000 efforts is approximately 90% complete.

     Although the assessment and renovation phases are not 100% complete, based on the work performed to date, we do not foresee an inherently complex Y2K problem. Accordingly, we will concurrently validate and implement converted or replaced mission-critical systems. Validation will take place in an environment that is representative of the true operating environment. Implementation will address the integration of Y2K compliant systems into our true operating environment and will take into consideration the interdependencies of the systems involved. Finally, we will ensure that the Y2K contingency plan is available for each business area. The validation phase is currently in process and we expect this phase to be competed in the third quarter of 1999.

     For material third parties, we are obtaining written assurances that their systems and/or products are, or will be, Y2K compliant. However, we are not independently verifying their representations. In addition, while we are not dependent on any sole-source suppliers to conduct our laboratory operations, efforts are ongoing to monitor the progress of the Y2K preparations of our current major suppliers of laboratory materials.

     Year 2000 Costs. The total cost of our Y2K activities is funded through operating cash flows. We are expensing these costs as they are incurred. As of February 28, 1999, we have not incurred any incremental costs to resolve our Y2K issue and we expect that the total cost to become fully compliant will not exceed $50,000.

     Year 2000 Risks and Contingencies. In the event that systems of third-party providers or vendors of laboratory supplies fail to resolve Y2K issues that effect services or product deliveries to us, we may have to change providers or vendors. Such changes are not anticipated to have a material adverse effect on our business. As previously indicated, we are preparing a Y2K contingency plan which addresses each of the mission-critical systems of our business areas. This plan will also identify strategies and available resources necessary to restore operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's investment portfolio consists of short-term, high quality debt securities. These securities are subject to interest rate risk, and will decline in value if interest rates increase. An immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and supplemental data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the heading "Management," appearing in the Proxy Statement, is incorporated herein by reference.

     (c) Section 16(a) Beneficial Ownership Regarding Compliance. The information under the heading "Section 16 Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Ownership of Securities" appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

                                                              PAGE
                                                              NO.
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at December 31, 1997 and 1998................  F-3
Statements of Operations for the years ended December 31,
  1996, 1997 and 1998.......................................  F-4
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1996, 1997 and 1998....................  F-5
Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998.......................................  F-6
Notes to Financial Statements...............................  F-7

(2) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
         3.1++     Certificate of Incorporation of the Company, as amended.
         3.2++     Form of Amended and Restated Certificate of Incorporation of
                   the Company to become effective immediately prior to the
                   Offering.
         3.3++     Bylaws of the Company, as amended.
         3.4++     Form of Restated Bylaws of the Company to be effective upon completion of the Offering.
         4.1++     Form of Certificate for Common Stock.
        10.9++     Amended and Restated Investors' Rights Agreement between the
                   Company and the stockholders listed on Schedule A thereto, dated November 15, 1996.
        10.11++    Series J Preferred Stock Purchase Agreement between the
                   Company and Jonathan Greene, dated June 11, 1997.
        10.12++    Series J Preferred Stock Purchase Agreement between the
                   Company and Andrew Smellie, dated June 11, 1997.
        10.13++    Warrant Agreement to Purchase Shares of the Series Z
                   Preferred Stock, as amended between the Company and
                   Comdisco, Inc., dated December 20, 1994.
        10.14++    Common Stock Purchase Warrant between the Company and LJL
                   BioSystems, Inc., dated June 15, 1995.
        10.15++    Form of Warrant to Purchase Shares of Series C Preferred
                   Stock between the Company and the purchasers listed on
                   Schedule A thereto, dated August 17, 1995.
        10.16++    Form of Warrant Agreement to Purchase Shares of Series C
                   Preferred Stock of the Company, between the Company and
                   Comdisco, Inc. in the amounts listed on Schedule A thereto.
        10.17++    Form of Warrant to Purchase Shares of Series Z Preferred
                   Stock between the Company and the purchasers listed on
                   Schedule A thereto, dated May 20, 1996.
        10.18++    Master Lease Agreement with the Company and Comdisco Inc., dated November 6, 1994, Schedule VL-1, dated November 11,
                   1994, Schedule VL-2 dated April 15, 1996 and Schedule VL-3 dated April 15, 1996.
        10.19*++   Collaboration Agreement between the Company and Teijin
                   Limited, dated March 29, 1996, as amended.
        10.20*++   Collaborative Research and License Agreement between the
                   Company and Roche Bioscience, dated October 25, 1996.
        10.21*++   Research and Technology Development Agreement between the
                   Company and Sumitomo Pharmaceuticals Co., Ltd., dated August
                   18, 1997.
        10.22*++   Collaborative Research and License Agreement between the
                   Company and ImClone Systems Incorporated, dated October 10,
                   1997.
        10.23*++   Collaborative Research and License Agreement between the
                   Company and Athena Neurosciences, Inc., dated October 15,
                   1997, as amended.
        10.24++    Full Recourse Secured Promissory Note and Stock Pledge
                   Agreement between the Company and Peter Myers, dated
                   September 5, 1995.
        10.28++    Promissory Note Secured by Stock Pledge Agreement between
                   the Company and Vicente Anido, Jr., dated June 6, 1997.
        10.29++    Stock Pledge Agreement between the Company and Vicente
                   Anido, Jr., dated June 6, 1997.
        10.30++    Employment Agreement with Peter Myers, dated March 1, 1995.
        10.33++    Employment Agreement with Vicente Anido, Jr., dated March
                   14, 1996.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.34++    Employment Agreement with Lee R. McCracken, dated May 13,
                   1996.
        10.35++    Employment Letter with Karin Eastham, dated March 14, 1997.
        10.36++    Standard Industrial/Commercial Single-Tenant Lease between the Company and Campson Corporation, dated December 22,
                   1995.
        10.38++    Lease Agreement between Harbor Investment Partners and the
                   Company, dated October 6, 1997.
        10.44++    1997 Stock Incentive Plan.
        10.45++    1997 Employee Stock Purchase Plan.
        10.46++    Form of Indemnification Agreement between the Company and
                   each of its directors.
        10.47++    Form of Indemnification Agreement between the Company and
                   each of its officers.
        10.48++    1997 Stock Incentive Plan Form of Notice of Grant of Stock
                   Option.
        10.49++    1997 Stock Incentive Plan Form of Stock Option Agreement.
        10.50++    1997 Stock Incentive Plan Form of Addendum to Stock Option
                   Agreement (Involuntary Termination Following Corporate
                   Transaction/ Change in Control).
        10.51++    1997 Stock Incentive Plan Form of Addendum to Stock Option
                   Agreement (Limited Stock Appreciation Right).
        10.52++    1997 Stock Incentive Plan Form of Stock Issuance Agreement.
        10.53++    1997 Stock Incentive Plan Form of Addendum to Stock Issuance
                   Agreement (Involuntary Termination Following Corporate
                   Transaction/ Change in Control).
        10.54++    1997 Stock Incentive Plan Form of Notice of Grant of
                   Automatic Stock Option (Initial Grant).
        10.55++    1997 Stock Incentive Plan Form of Notice of Grant of
                   Automatic Stock Option (Annual Grant).
        10.56++    1997 Stock Incentive Plan Form of Automatic Stock Option
                   Agreement.
        10.57++    1997 Employee Stock Purchase Plan Form of Stock Purchase
                   Agreement
        10.58*++   Collaborative Research and License Agreement between the
                   Company and ICOS Corporation, dated March 30, 1998.
        10.59*+    Collaborative Research and License Agreement by and between the Company and Novartis Crop Protection AG, dated May 26,
                   1998.
        10.60+     Amendment No. 1 to the Promissory Note dated September 5,
                   1995 between the Company and Peter Myers dated as of June
                   15, 1998.
        10.61*+    Amendment to Collaborative Research and License Agreement by
                   and between the Company and Roche Bioscience a division of
                   Syntex (U.S.A.) Inc., dated as of July 31, 1998.
        10.62      Amended Promissory Note dated February 24, 1997 between the
                   Company and Vicente Anido Jr., Ph.D., amended as of November
                   8, 1998.
        10.63      Amendment No. 1 to Pledge Agreement by Vince Anido in favor of the Company dated as of November 8, 1998.
        10.64*     Limited Liability Company Operating Agreement of ChiroChem
                   Discovery Services LLC between Chirotech Ltd. and CombiChem
                   JVR, Inc., dated as of December 1, 1998.
        10.65*     Cooperation Agreement between Chirotech Technology Ltd.,
                   Chirotech Ltd., CombiChem Inc., CombiChem JVR, Inc., and
                   ChiroChem Discovery Services LLC, dated as of December 1,
                   1998.
        10.66*     License Agreement between CombiChem Inc., and ChiroChem
                   Discovery Services LLC, dated as of December 1, 1998.

        EXHIBIT
         NUMBER                            DESCRIPTION
        --------                           -----------
        10.67*     Services Agreement between CombiChem Inc. and ChiroChem
                   Discovery Services LLC, dated as of December 1, 1998.
        10.68*     Lead Generation Program Agreement by and between the Company and Ono Pharmaceutical Co., Ltd., dated as of December 30,
                   1998.
        21.1       Subsidiaries of the Registrant.
        23.1       Consent of Ernst & Young LLP, Independent Auditors.
        24.1       Power of Attorney (see page 32).
        27.1       Financial Data Schedule.

---------------
 + Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 0-23473) and incorporated herein by reference.

++ Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 333-37981), as amended.

* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's application requesting confidential treatment under Rule 406 under the Securities Act.

SUPPLEMENTAL INFORMATION

     Copies of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1999 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Commission at the same time they are distributed to the shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMBICHEM, INC.

Date: March 30, 1999                          By:   /s/ VICENTE ANIDO JR.

                                                --------------------------------
                                                    Vicente Anido Jr., Ph.D.
                                                 President and Chief Executive
                                                             Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Vicente Anido Jr., Ph.D. or Karin Eastham, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                  DATE
                   ---------                                -----                  ----
             /s/ VICENTE ANIDO JR.                President, Chief Executive  March 30, 1999
------------------------------------------------     Officer and Director
              Vicente Anido, Ph.D.

               /s/ KARIN EASTHAM                   Vice President, Finance    March 30, 1999
------------------------------------------------    and Administration and
                 Karin Eastham                     Chief Financial Officer

               /s/ PIERRE LAMOND                           Director           March 30, 1999
------------------------------------------------
                 Pierre Lamond

              /s/ PHILIPPE CHAMBON                         Director           March 30, 1999
------------------------------------------------
            Philippe Chambon, Ph.D.

                /s/ PETER MYERS                   Chief Scientific Officer,   March 30, 1999
------------------------------------------------   Chief Operating Officer
               Peter Myers, Ph.D.                        and Director

               /s/ ARTHUR REIDEL                           Director           March 30, 1999
------------------------------------------------
                 Arthur Reidel

               /s/ WILLIAM SCOTT                           Director           March 30, 1999
------------------------------------------------
              William Scott, Ph.D.

             /s/ MICHAEL J. PAZZANI                        Director           March 30, 1999
------------------------------------------------
           Michael J. Pazzani, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
COMBICHEM, INC.
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at December 31, 1997 and 1998................  F-3
Statements of Operations for the years ended December 31,
  1996, 1997 and 1998.......................................  F-4
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1996, 1997 and 1998....................  F-5
Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998.......................................  F-6
Notes to Financial Statements...............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CombiChem, Inc.

     We have audited the accompanying balance sheets of CombiChem, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CombiChem, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              /s/  ERNST & YOUNG LLP

San Diego, California
January 18, 1999, except for
Note 9, as to which the date is
March 5, 1999

                                COMBICHEM, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                        ----------------------------
                                                            1997            1998
                                                        ------------    ------------
Current assets:
  Cash and cash equivalents...........................  $  5,866,635    $ 20,334,201
  Short-term investments, available-for-sale..........    11,054,725       9,024,714
  Accounts receivable.................................       527,633       2,891,981
  Prepaid expenses and other current assets...........       767,594       1,310,180
                                                        ------------    ------------
Total current assets..................................    18,216,587      33,561,076
  Property and equipment, net.........................     5,961,177       7,901,545
  Restricted cash.....................................       262,143         279,143
  Deposits and other assets...........................       879,845         238,247
  Notes receivable from employee/stockholders.........        56,303              --
                                                        ------------    ------------
Total assets..........................................  $ 25,376,055    $ 41,980,011
                                                        ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................  $    881,436    $  1,101,635
  Accrued liabilities.................................     1,394,046       1,295,386
  Deferred revenue....................................     1,475,752       3,192,981
  Current portion of obligations under capital
     leases...........................................     1,569,197       1,825,279
                                                        ------------    ------------
Total current liabilities.............................     5,320,431       7,415,281
Obligations under capital leases, less current
  portion.............................................     3,283,373       4,246,454
Deferred rent.........................................        91,227         141,771
Commitments
Redeemable convertible preferred stock, $.001 par
  value, 63,196,896 shares authorized at December 31,
  1997 and 5,000,000 authorized at December 31, 1998;
  31,019,635 and no shares issued and outstanding at
  December 31, 1997 and 1998, respectively............    23,129,968              --
Stockholders' equity (deficit):
Common stock, $.001 par value, 40,000,000 shares
  authorized; 3,227,005 and 13,399,201 shares issued
  and outstanding at December 31, 1997 and 1998,
  respectively........................................         3,227          13,399
Additional paid-in capital............................    12,519,952      51,861,673
Deferred compensation.................................    (1,582,320)     (1,140,684)
Notes receivable from stockholders....................      (569,061)       (424,830)
Accumulated deficit...................................   (16,820,742)    (20,133,053)
                                                        ------------    ------------
Total stockholders' equity (deficit)..................    (6,448,944)     30,176,505
                                                        ------------    ------------
Total liabilities and stockholders' equity
  (deficit)...........................................  $ 25,376,055    $ 41,980,011
                                                        ============    ============

                            See accompanying notes.

                                COMBICHEM, INC.

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               1996           1997           1998
                                            -----------    -----------    -----------
Revenue:
Revenue under collaborative agreements:
  Project initiation fees and milestone
     payments.............................  $ 2,500,000    $ 3,333,331    $ 6,800,000
  Research and development funding........      420,000      4,137,250      8,274,434
Grant revenue.............................       47,400             --             --
                                            -----------    -----------    -----------
Total revenue.............................    2,967,400      7,470,581     15,074,434
Operating expenses:
  Research and development:
     Collaborative........................      420,000      4,316,938      9,208,931
     Proprietary..........................    4,820,253      4,399,620      5,848,672
                                            -----------    -----------    -----------
                                              5,240,253      8,716,558     15,057,603
  General and administrative..............    2,845,074      3,286,569      4,053,983
                                            -----------    -----------    -----------
Total operating expenses..................    8,085,327     12,003,127     19,111,586
                                            -----------    -----------    -----------
Loss from operations......................   (5,117,927)    (4,532,546)    (4,037,152)
Interest income...........................      144,639        662,525      1,429,363
Interest expense..........................     (145,139)      (251,665)      (524,522)
Foreign tax expense.......................           --       (200,000)      (180,000)
                                            -----------    -----------    -----------
Net loss..................................  $(5,118,427)   $(4,321,686)   $(3,312,311)
                                            ===========    ===========    ===========
Basic and diluted net loss per share......  $    (11.30)   $     (4.45)   $     (0.36)
                                            ===========    ===========    ===========
Shares used in computing basic net loss
  per share...............................      453,000        971,000      9,140,000
                                            ===========    ===========    ===========

                            See accompanying notes.

                                COMBICHEM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      NOTES
                                   COMMON STOCK       ADDITIONAL                    RECEIVABLE                        TOTAL
                               --------------------     PAID-IN       DEFERRED         FROM       ACCUMULATED     STOCKHOLDERS'
                                 SHARES     AMOUNT      CAPITAL     COMPENSATION   STOCKHOLDERS     DEFICIT      EQUITY (DEFICIT)
                               ----------   -------   -----------   ------------   ------------   ------------   ----------------
Balance at December 31,
  1995.......................     660,165   $   660   $   119,057   $        --     $(150,000)    $ (7,380,629)    $ (7,410,912)
  Sale of common stock.......      74,000        74        22,126            --            --               --           22,200
  Repurchase and cancellation
    of common stock..........     (22,560)      (22)       (5,843)           --            --               --           (5,865)
  Net loss...................          --        --                          --            --       (5,118,427)      (5,118,427)
                               ----------   -------   -----------   -----------     ---------     ------------     ------------
Balance at December 31,
  1996.......................     711,605       712       135,340            --      (150,000)     (12,499,056)     (12,513,004)
  Sale of common stock.......   1,305,090     1,305    10,071,414            --            --               --       10,072,719
  Deferred compensation
    related to stock
    options..................          --        --     1,773,973    (1,773,973)           --               --               --
  Amortization of deferred
    compensation.............          --        --            --       191,653            --               --          191,653
  Sale of common stock for
    notes receivable.........   1,210,310     1,210       539,225            --      (540,435)              --               --
  Repayment of notes
    receivable...............          --        --            --            --       121,374               --          121,374
  Net loss...................          --        --                          --            --       (4,321,686)      (4,321,686)
                               ----------   -------   -----------   -----------     ---------     ------------     ------------
Balance at December 31,
  1997.......................   3,227,005     3,227    12,519,952    (1,582,320)     (569,061)     (16,820,742)      (6,448,944)
  Sale of common stock.......   2,456,275     2,456    16,231,301            --            --               --       16,233,757
  Conversion of redeemable
    convertible preferred
    stock to common stock....   7,754,933     7,755    23,122,213            --            --               --       23,129,968
  Repurchase of common
    stock....................     (39,012)      (39)      (11,793)           --            --               --          (11,832)
  Amortization of deferred
    compensation.............          --        --            --       441,636            --               --          441,636
  Repayment of notes
    receivable from
    stockholders.............          --        --            --            --       144,231               --          156,534
  Net loss...................          --        --                          --            --       (3,312,311)      (3,312,311)
                               ----------   -------   -----------   -----------     ---------     ------------     ------------
Balance at December 31,
  1998.......................  13,399,201   $13,399   $51,861,673   $(1,140,684)    $(424,830)    $(20,133,053)    $ 30,176,505
                               ==========   =======   ===========   ===========     =========     ============     ============

                            See accompanying notes.

                                COMBICHEM, INC.

                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                                1996          1997           1998
                                            ------------   -----------   ------------
Cash flows from operating activities:
  Net loss................................  $ (5,118,427)  $(4,321,686)  $ (3,312,311)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and
       equipment..........................       310,765       849,285      1,671,681
     Amortization of premium on short-term
       investments........................            --        92,707        149,663
     Deferred rent........................        30,409        60,818         50,544
     Deferred revenue.....................     2,130,000      (654,248)     1,717,229
     Amortization of deferred
       compensation.......................            --       191,653        441,636
     Interest payable converted to
       preferred stock....................        20,913            --             --
     Change in operating assets and
       liabilities:
       Accounts receivable................      (198,419)     (329,214)    (2,364,348)
       Prepaid expenses and other current
          assets..........................      (154,152)     (422,366)      (400,708)
       Accounts payable and accrued
          liabilities.....................       607,106     1,032,345        121,539
                                            ------------   -----------   ------------
Net cash used in operating activities.....    (2,371,805)   (3,500,706)    (1,925,075)
Cash flows from investing activities:
  Purchases of short-term investments.....   (12,166,132)   (6,191,204)   (11,619,652)
  Maturities of short-term investments....            --     7,416,825     13,500,000
  Purchases of accrued interest on
     short-term investments...............            --      (206,913)      (141,878)
  Purchases of property and equipment.....    (2,575,690)   (3,911,307)    (3,612,049)
  Deposits and other assets...............      (102,077)     (741,750)       641,598
  Notes receivable from employees.........       (66,125)       12,688         56,303
                                            ------------   -----------   ------------
Net cash used in investing activities.....   (14,910,024)   (3,621,661)    (1,175,678)
Cash flows from financing activities:
  Advances on capital lease obligations...     2,337,375     3,257,645      3,096,873
  Principal repayments on capital lease
     obligations..........................      (410,876)     (915,816)    (1,877,710)
  Issuance of common stock................        22,200    10,072,719     16,233,757
  Repurchase of common stock..............        (5,865)           --        (11,832)
  Issuance of redeemable convertible
     preferred stock, net of issuance
     costs................................    12,995,390        23,240             --
  Payments on note payable................      (100,000)           --             --
  Receipt of payment on notes receivable
     from stockholders....................            --       121,374        144,231
  Restricted cash given as collateral for
     letter of credit.....................      (325,000)       62,857        (17,000)
                                            ------------   -----------   ------------
Net cash provided by financing
  activities..............................    14,513,224    12,622,019     17,568,319
                                            ------------   -----------   ------------
Net increase (decrease) in cash and cash
  equivalents.............................    (2,768,605)    5,499,652     14,467,566
Cash and cash equivalents at beginning of
  year....................................     3,135,588       366,983      5,866,635
                                            ------------   -----------   ------------
Cash and cash equivalents at end of
  year....................................  $    366,983   $ 5,866,635   $ 20,334,201
                                            ============   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid.............................  $    124,266   $   258,109   $    522,521
                                            ============   ===========   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Conversion of convertible notes payable
  and interest payable to redeemable
  convertible preferred stock.............  $    440,000   $        --   $         --
                                            ============   ===========   ============

                            See accompanying notes.

                                COMBICHEM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     CombiChem, Inc. is a computational product discovery company that is applying its proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs and chemical products. The Company believes its approach offers pharmaceutical and chemical companies the opportunity to conduct their discovery efforts in a more productive and cost-effective manner. Using its Discovery Engine(TM) process, the Company focuses on the generation, evolution and optimization of potential new lead candidates for its collaborative partners, who will then develop, manufacture, market and sell any resulting products. CombiChem believes that its process is widely applicable to a variety of disease targets and therapeutic indications as well as to other industries such as agrochemical, industrial chemical and materials science. In addition, the Company is using its approach on internal programs to discover new lead candidates that will then be out licensed to third parties, retaining a larger economic interest in such candidates.

  Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Short-term investments are recorded at amortized cost which approximates market value.

     The Company applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), to its investments. Under SFAS No. 115, the Company classifies its short-term investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders' equity. As of December 31, 1998, the cost of cash equivalents and short-term investments approximated fair market value.

  Concentration of Credit Risk

     The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company historically has not experienced any material losses on its cash equivalents or short-term investments.

  Property and Equipment

     Property and equipment are carried at cost. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Amortization of equipment under capital leases is reported with depreciation of property and equipment.

  Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. To date there have been no such indicators of impairments.

  Basic Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS No. 128, Earnings Per Share and Securities and Exchange Commission Staff Accounting Bulletin No. 98, basic net loss per share has been computed using the weighted-average number of shares of Common Stock outstanding during the period.

  Basic Net Loss Per Share

     A reconciliation of shares used in the calculation of basic net loss per share follows (in thousands, except per share data):

                                                 YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                1996       1997       1998
                                               -------    -------    -------
Net loss.....................................  $(5,118)   $(4,322)   $(3,312)
                                               =======    =======    =======
Weighted average shares of Common Stock
  outstanding (shares used in computing basic
  net loss per share)........................      453        971      9,140
                                               =======    =======    =======
Basic and diluted net loss per share.........  $(11.30)   $ (4.45)   $ (0.36)
                                               =======    =======    =======

     The diluted EPS computation is the same as basic because all potential common shares are antidilutive.

  New Accounting Standards

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, Segment Information (SFAS No. 131). SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss was the same as net loss.

     SFAS No. 131 amended the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and accordingly, adoption of this standard did not have an impact on the Company's financial statements.

  Revenues under Collaborative Agreements and Research and Development Costs

     The Company currently generates revenue primarily through its collaborative agreements. Contract research revenue is recognized as research activities are performed under the terms of the research contracts. Contract payments are generally received in advance of the performance of the related research activities. Such payments received in excess of amounts earned are recorded as deferred revenue.

     Project initiation fees are recognized as revenue upon contract execution. These fees are nonrefundable and the Company has no future performance obligations related to such fees.

     Research and development costs are expensed as incurred. Costs of services under the Company's collaborative agreements generally approximate the research revenue under such agreements. Project initiation fees and milestone payments do not have associated cost of services.

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The Company's accounts receivable consist primarily of payments due under these agreements. Substantially all of such receivables are collected within 30 days of the balance sheet date.

     The Company's revenues are concentrated among a small number of customers, as follows:

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                                --------------------
                                                1996    1997    1998
                                                ----    ----    ----
Novartis......................................   --      --       *
Elan/Athena...................................   --      18%     14%
ICOS..........................................   --      --       *
ImClone.......................................   --       *       *
Roche.........................................   67%     30%     38%
Sumitomo......................................   31%     39%     17%
Teijin........................................   --       *       *
Ono...........................................   --      --      12%

---------------
* Amount earned represents less than 10% of revenues for the period.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants and non-employees are measured at fair value in accordance with SFAS No. 123 and are expensed over the period the related services are rendered.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification

     Reclassifications have been made to certain prior period amounts to conform to the 1998 presentation.

 2. BALANCE SHEET INFORMATION

  Investments

     There were no realized gains or losses on the sale of securities during the three years ended December 31, 1998.

The Company's short-term investments classified as available-for-sale are as follows:

                                         DECEMBER 31,
                                   -------------------------
                                      1997           1998
                                   -----------    ----------
Corporate bonds..................  $10,555,534    $9,024,714
Tax exempt municipal bonds.......      499,191            --
                                   -----------    ----------
                                   $11,054,725    $9,024,714
                                   ===========    ==========

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 2. BALANCE SHEET INFORMATION (CONTINUED)
     The Company has one debt security, with a value of $3,000,000, with a contractual maturity in the year 2000. All other debt securities held by the Company at December 31, 1998 have a contractual maturity less than one year. The amortized cost of the debt securities approximates fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

  Property and Equipment

     Property and equipment consist of the following:

                                         DECEMBER 31,
                                  --------------------------
                                     1997           1998
                                  -----------    -----------
Laboratory and computer
  equipment.....................  $ 4,131,762    $ 7,299,758
Leasehold improvements..........    2,524,919      3,042,052
Office furniture, fixtures and
  equipment.....................      576,255        503,175
                                  -----------    -----------
                                    7,232,936     10,844,985
Less accumulated depreciation
  and amortization..............   (1,271,759)    (2,943,440)
                                  -----------    -----------
                                  $ 5,961,177    $ 7,901,545
                                  ===========    ===========

 3. COMMITMENTS

  Leases

     The Company leases its facilities in San Diego and Palo Alto under two operating lease agreements that expire in May 2006 and October 2002, respectively. Rent expense was approximately $383,000, $613,000 and $713,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Lease payments under both agreements are subject to future increases based upon the terms of the lease agreements.

     The Company leases certain equipment under capital lease obligations. Cost and accumulated amortization of equipment under capital leases were $6,599,000 and $1,140,000 at December 31, 1997 and $9,697,000 and $2,740,000 at December
31, 1998, respectively.

     Annual future minimum obligations for operating and capital leases as of December 31, 1998 are as follows:

       YEAR ENDING DECEMBER 31:         OPERATING LEASES    CAPITAL LEASES
       ------------------------         ----------------    --------------
     1999.............................     $  683,341         $2,759,275
     2000.............................        699,778          2,109,571
     2001.............................        712,106          1,736,497
     2002.............................        682,799            299,998
     2003.............................        480,786                 --
     Thereafter.......................      1,263,944                 --
                                           ----------         ----------
Total minimum lease payments..........     $4,522,754          6,905,341
                                           ==========
Less amount representing interest.....                           833,608
                                                              ----------
Present value of obligations under
  capital leases......................                         6,071,733
Less current portion..................                         1,825,279
                                                              ----------
Long-term obligations under capital
  leases..............................                        $4,246,454
                                                              ==========

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 4. STOCKHOLDERS' EQUITY (DEFICIT)

  Initial Public Offering

     In May 1998, the Company completed the sale of 2,359,500 shares of common stock (including partial exercise of underwriters' over-allotment option) in its initial public offering, for net proceeds of $16.2 million. In conjunction with the offering, the Company reincorporated from California to Delaware, effected a one-for-four reverse stock split of its common stock and all outstanding preferred shares were converted into common stock on a one-for-four basis. All share and per share amounts and stock option data have been restated to retroactively give effect to the reverse stock split and the related change in shares outstanding.

  1997 Stock Incentive Plan

     The Company's 1997 Stock Incentive Plan (the 1997 Plan) serves as the successor equity incentive program to the Company's 1995 Plan. The 1997 Plan was adopted by the Board of Directors and the stockholders on October 7, 1997 and became effective upon completion of the initial public offering. A total of 1,072,170 shares of Common Stock have been authorized for issuance under the 1997 Plan. Under the 1997 Plan, options may be designated as incentive stock options or nonstatutory stock options. Options under the 1997 Plan have a term of up to 10 years from the date of grant. The exercise price of options shall be fixed by the Board of Directors, but shall not be less than 100% of the fair market value per share of common stock on the option grant dates.

     Under the 1997 Plan, selected employees, directors and consultants may be issued shares of common stock at no less than 100% of the fair market value on the date of grant. The vesting schedule for each option grant is determined by the Board of Directors.

  1997 Stock Incentive Plan

     Information with respect to the 1995/1997 Plans is as follows:

                                                           WEIGHTED-
                                                            AVERAGE
                                             SHARES      EXERCISE PRICE
                                           ----------    --------------
  Granted................................     562,980        $0.30
  Exercised..............................          --           --
  Cancelled..............................          --           --
                                           ----------
Balance at December 31, 1995.............     562,980        $0.30
  Granted................................     531,479        $0.30
  Exercised..............................     (72,589)       $0.30
  Cancelled..............................     (12,536)       $0.30
                                           ----------
Balance at December 31, 1996.............   1,009,334        $0.30
  Granted................................     721,543        $2.79
  Exercised..............................  (1,210,310)       $0.45
  Cancelled..............................     (32,471)       $0.34
                                           ----------
Balance at December 31, 1997.............     488,096        $3.56
  Granted................................     284,694        $6.26
  Exercised..............................     (16,774)       $0.49
  Cancelled..............................      (7,360)       $0.66
                                           ----------
Balance at December 31, 1998.............     748,656        $4.68
                                           ==========

     At December 31, 1998, options to purchase 103,244 shares were vested and 338,464 shares remain available for grant. All options are exercisable when issued, and are subject to repurchase if certain vesting requirements aren't met.

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 4. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
     Following is a further breakdown of the options outstanding as of December 31, 1998:

                                                                                               WEIGHTED-
                                                                                                AVERAGE
                                                                 WEIGHTED-                     EXERCISE
                                                 WEIGHTED         AVERAGE                      PRICE OF
                                                  AVERAGE         EXERCISE        VESTED        VESTED
                                                 REMAINING         PRICE        OUTSTANDING   OUTSTANDING
                                   OPTIONS        LIFE IN        OF OPTIONS       OPTIONS       OPTIONS
   RANGE OF EXERCISE PRICES      OUTSTANDING       YEARS        OUTSTANDING     EXERCISABLE   EXERCISABLE
   ------------------------      -----------   -------------    -----------     -----------   -----------
$0.30 - $0.40..................     66,193         7.18            $0.332          37,347       $0.352
$1.00..........................     26,485         8.55            $1.000           8,658       $1.000
$2.00 - $3.00..................     16,875         6.81            $2.741          10,742       $2.864
$4.00 - $5.00..................    421,653         5.69            $4.152          34,747       $4.449
$6.00 - $8.00..................    217,450         9.26            $7.623          11,750       $8.000
                                   -------                                        -------
                                   748,656         6.99            $4.679         103,244       $2.916
                                   =======                                        =======

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the "Minimum Value" method for option pricing with the following assumptions for 1996, 1997 and through May 6, 1998: risk-free interest rates of 6.50%, dividend yield of 0%, and a weighted-average expected life of the options of five years; and from May 7, 1998 through December 31, 1998: risk free interest rates of 5.65%, dividend yield of 0%, volatility of .65, and a weighted-average expected life of the options of five years.

     For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                             YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                       1996           1997           1998
                                    -----------    -----------    -----------
Pro forma net loss................  $(5,137,253)   $(4,376,686)   $(3,354,245)
Pro forma basic net loss per
  share...........................  $    (11.34)   $     (4.51)   $     (0.37)

     The weighted-average fair value of options granted during 1996, 1997 and 1998 was $0.08, $0.72 and $0.79, respectively. The pro forma effect on net loss is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than four years of vesting.

     The 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and the stockholders on October 7, 1997 and became effective upon completion of the initial public offering. A total of 150,000 shares of Common Stock have been authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 10% of the participant's base salary, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning or the end of the semi-annual intervals.

  Warrants

     As of December 31, 1998, the Company has issued warrants to purchase an aggregate of 130,728 shares of common stock at prices ranging from $2.00 to $2.48 per share. The warrants are exercisable in whole or in part through various dates. The Company also has issued warrants to purchase 8,750 shares of common stock at $0.30 per share. The warrants are exercisable in whole or in part at any time at or prior to June 2000.

 5. NOTES RECEIVABLE FROM STOCKHOLDERS

     During 1995, the Company loaned $150,000 to an employee and stockholder for the purchase of a residence in connection with the individual's employment agreement. The note bears interest

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 5. NOTES RECEIVABLE FROM STOCKHOLDERS (CONTINUED) at approximately 5.8% and matures on the earlier of (i) April 30, 2000, (ii) 30 days following cessation of employment, (iii) the date on which more than 50% of the Company's outstanding shares of common stock are acquired by a single purchaser or a group of purchasers (iv) the Company merges with or into another organization, or (v) 10 days following the date on which the Maker sells or transfers the Maker's real property. The note is secured by 87,500 shares of the Company's common stock owned by the employee at the date of the note, plus any capital stock thereafter acquired.

     In August 1996, the Company loaned $66,125 to an employee for relocation in connection with employment, which is secured by a deed of trust on the employee's residence. The loan was paid in full in December 1998.

     During 1997, the Company instituted an employee loan program whereby the proceeds of full-recourse employee loans are used to purchase common stock from the exercise of the employee's stock options. Under the program, the employee pays 25% of the total exercise price, and the Company loans the employee the remaining 75% of the purchase price. The loans bear interest at an adjustable rate that is the minimum rate allowable by the Internal Revenue Service, subject to quarterly adjustments by the Company. The loans will be repaid through 3 equal payments on the first three anniversary dates of the loan. The Company has $262,527 in loans outstanding as of December 31, 1998 and $419,061 outstanding at December 31, 1997, respectively.

 6. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

  Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc

     In October 1997, the Company entered into a collaborative agreement with Athena Neurosciences, Inc. (Elan/Athena), a wholly owned subsidiary of Elan Corporation, plc providing for a three-year program to discover novel therapeutic compounds for treatment of central nervous system conditions. The first project was initiated upon signing of this collaboration agreement, with a second project initiated in March 1998. The agreement provides for Elan/Athena's access to the Universal Informer Library as deemed necessary by the research management committee composed of representatives of the Company and Elan/Athena. Under the agreement, Elan/ Athena paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of pre-determined objectives. Elan/Athena will also make royalty payments on worldwide sales of products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach or by Elan/Athena after the one-year anniversary upon 90 days prior written notice. In connection with the collaborative agreement, Elan International Services Ltd., an affiliate of Elan/Athena, purchased 1,000,000 shares of Common Stock for $8.0 million in October 1997. In addition, the same affiliate acquired 250,000 shares of common stock in the initial public offering.

  ICOS Corporation

     In March 1998, the Company entered into a collaborative agreement with ICOS Corporation (ICOS) providing for a lead evolution project on an undisclosed target. Under the agreement, ICOS received exclusive global rights to develop and market any products resulting from the collaboration. ICOS made an advance payment in April 1998 and agreed to pay research support funding, payments upon achievement of certain clinical milestones and royalty payments on any product sales. The lead evolution project terminates on August 31, 2000. The agreement may be terminated by either party 90 days following an uncured material breach.

  ImClone Systems Incorporated

     In October 1997, the Company entered into a collaborative agreement with ImClone Systems Incorporated (ImClone) providing for a two-year program to identify and characterize novel small molecule inhibitors to multiple targets for development in oncology. The agreement provides for

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 6. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)
ImClone's access to the Company's Universal Informer Library and Virtual Library. Under the terms of the agreement, ImClone agreed to provide the Company research support payments, milestone payments upon the achievement of certain program objectives and royalties on worldwide product sales of therapeutic products that may arise out of the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach. In connection with the collaborative agreement, ImClone purchased 312,500 shares of Common Stock for $2.0 million.

  Novartis Crop Protection AG

     In May 1998, the Company entered into a collaborative agreement with Novartis Crop Protection AG (Novartis) providing for a two-year lead optimization project for the herbicide, fungicide and insecticide markets. Under the agreement, Novatris paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Novartis has exclusive global rights to develop and market or sub-license products resulting from the collaboration. The Company will be entitled to royalties on sales of products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach.

  Ono Pharmaceutical Co., Ltd.

     In December 1998, the Company entered into a collaborative agreement with Ono Pharmaceutical Co., Ltd. (Ono) providing for a two-year lead generation research program on an undisclosed target. Under the agreement, Ono paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Ono will make royalty payments on worldwide sales of products resulting from the collaboration. The agreement may be terminated by either party 90 days following an uncured material breach.

  Roche Bioscience, a division of Syntex (U.S.A.) Inc.

     In October 1996, the Company entered into a collaborative agreement with Roche Bioscience providing for a broad two-year program to perform research against three initial targets, including a protein-protein interaction, an enzyme and a receptor, with an option to add additional targets. Roche Bioscience can elect one of the approaches -- lead generation, lead evolution or lead optimization -- for each research program against each collaboration target. A program may be initiated at any time during the term of the collaboration, thereby extending the term to allow for completion of each program. Under the agreement, Roche Bioscience paid a project initiation fee to the Company and agreed to provide research funding and to make milestone payments upon the achievement of certain milestones. Roche Bioscience will make royalty payments on worldwide sales of products resulting from the collaboration.

  Sumitomo Pharmaceuticals Co., Ltd.

     In August 1997, the Company entered into a collaborative agreement with Sumitomo Pharmaceuticals Co. Ltd. (Sumitomo) providing for a two-year lead evolution program on a target that is believed to play a fundamental role in osteoarthritis and rheumatoid arthritis. Under the agreement, Sumitomo paid a project initiation fee and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Sumitomo will make royalty payments on worldwide sales of products resulting from the collaboration. Sumitomo may extend the research period for up to four successive six-month periods upon mutual agreement. The agreement may be terminated by either party 90 days following an uncured material breach.

  Teijin Limited

     In March 1996, the Company entered into a collaborative agreement with Teijin Limited (Teijin) providing for a one-year program on a G-protein coupled receptor target. In March 1997, the Company and Teijin amended their agreement to extend the collaboration for an additional

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

 6. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED) year. While the initial focus of the collaboration was lead optimization, the effort was redirected to lead evolution during the course of the research.

     Under the agreement, Teijin paid a project initiation fee to the Company and agreed to provide research funding and milestone payments upon the achievement of certain milestones. Teijin also committed internal resources to the discovery effort. Teijin will make royalty payments on products resulting from the collaboration. The Company retains the rights to the compounds arising under this collaboration in North and South America; Teijin has rights to these compounds in Asia and Europe with a right of first negotiation to acquire the Company rights. Under the original agreement, either party may terminate the agreement in the event of a material breach remaining uncured for 60 days. As of March 1998, the Company has successfully concluded its research phase and delivered lead candidates to Teijin for further development. As this development process continues, Teijin will make additional payments if certain milestones are met.

  7. BENEFIT PLAN

     The Company sponsors a 401(k) plan which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. The Company made no discretionary contributions to the plan for the years ended December 31, 1998 and 1997.

  8. INCOME TAXES

     At December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $18,319,000 and $17,074,000, respectively.

     The federal and California tax loss carryforwards will begin to expire in 2009 and 2002, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $653,000 and $426,000, respectively, which will begin to expire in 2010 unless previously utilized. The Company also has a federal foreign tax credit carryforward of approximately $380,000, which will begin to expire in 2002 unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of cumulative changes in ownership of more than 50%. However, the Company does not believe such limitation will have a material effect upon the utilization of these carryforwards.

     Significant components of the Company's deferred tax assets are shown below. A valuation allowance, which was increased by $1,602,000 in 1998, has been recognized to offset the deferred tax assets as of December 31, 1998 and 1997 as realization of such assets is uncertain.

                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                     1997           1998
                                                  -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..............  $ 6,325,000    $ 7,436,000
  Research and development credits..............      558,000        930,000
  Foreign tax credit............................      200,000        380,000
  Other, net....................................      240,000        179,000
                                                  -----------    -----------
Total deferred tax assets.......................    7,323,000      8,925,000
Valuation allowance for deferred tax assets.....   (7,323,000)    (8,925,000)
                                                  -----------    -----------
Net deferred tax assets.........................  $        --    $        --
                                                  ===========    ===========

     The Company recorded foreign tax expense of $200,000 and $180,000 for the years ended December 31, 1997 and 1998, respectively, for taxes payable to the Japanese tax authority resulting from revenues under the Sumitomo and the Ono collaborations, respectively.

                                COMBICHEM, INC.

                               DECEMBER 31, 1998

  9. SUBSEQUENT EVENTS

     In March 1999, the Company entered into a new lease agreement for its San Diego research and administrative facility with a target commencement date of November 1, 1999. The new lease agreement is for a term of 15 years at $2,295,000 per year subject to annual increases related to the Consumer Price Index. The Company negotiated an agreement with the landlord of its current facility to vacate the facility on terms which did not result in a financial penalty or loss to the Company.