Form 10-K/A
period 1998-12-31
COMBICHEM INC
filed 1999-04-05
CIK 1002276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999 was approximately $28,048,947. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

     Certain exhibits filed with the Registrant's prior registration statements and Forms 10-Q are incorporated as provided in Part IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


This Amendment No. 1 to CombiChem, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being filed solely to reflect that the original filing on Form 10-K for the fiscal year ended December 31, 1998 erroneously indicated by check mark that the disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, was not contained or incorporated by reference therein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMBICHEM, INC.


Date: April 5, 1999                           By:   /s/ VICENTE ANIDO JR.

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

                   SIGNATURE                                TITLE                  DATE
                   ---------                                -----                  ----
             /s/ VICENTE ANIDO JR.                President, Chief Executive  April 5, 1999
------------------------------------------------     Officer and Director
              Vicente Anido, Ph.D.

                      *                            Vice President, Finance    April 5, 1999
------------------------------------------------    and Administration and
                 Karin Eastham                     Chief Financial Officer

                      *                                    Director           April 5, 1999
------------------------------------------------
                 Pierre Lamond

                      *                                    Director           April 5, 1999
------------------------------------------------
            Philippe Chambon, Ph.D.

                      *                           Chief Scientific Officer,   April 5, 1999
------------------------------------------------   Chief Operating Officer
               Peter Myers, Ph.D.                        and Director

                      *                                    Director           April 5, 1999
------------------------------------------------
                 Arthur Reidel

                      *                                    Director           April 5, 1999
------------------------------------------------
              William Scott, Ph.D.

                      *                                    Director           April 5, 1999
------------------------------------------------
           Michael J. Pazzani, Ph.D.


* By:   /s/ VICENTE ANIDO JR.
        --------------------------------
            Vicente Anido, Ph.D.
            Attorney-In-Fact