Form 10-Q
period 1999-03-31
COMBICHEM INC
filed 1999-05-17
CIK 1002276

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1999.

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

               (1) [X] Yes    [ ] No;    (2) [X] Yes    [ ] No

As of May 12, 1999, there were 13,489,499 shares of $.001 par value common stock outstanding.


================================================================================

                                 COMBICHEM, INC.
                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Balance Sheets at  March 31, 1999 (unaudited)
                  and December 31, 1998.............................................     1

               Condensed Statements of Operations (unaudited) for the Three Months
                  Ended March 31, 1999 and 1998.....................................     2

               Condensed Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 1999 and 1998........................     3

               Notes To Condensed Financial Statements..............................     4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................     5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............    14


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings *......................................................    15

Item 2.    Change in Securities and Use of Proceeds.................................    15

Item 3.    Defaults Upon Senior Securities *........................................    15

Item 4.    Submission of Matters to a Vote of Security Holders *....................    15

Item 5.    Other Information *......................................................    15

Item 6.    Exhibits and Reports on Form 8-K..........................................   15

        *   Not Applicable

                                 COMBICHEM, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        1999           1998
                                                                                      ---------     ------------
                                                                                     (UNAUDITED)       (NOTE)
ASSETS
Current assets
       Cash and cash equivalents                                                      $ 14,177        $ 20,334
       Short-term investments                                                           14,068           9,025
       Accounts receivable                                                               1,378           2,892
       Prepaid expenses and other current assets                                         1,612           1,310
                                                                                      --------        --------
              Total current assets                                                      31,235          33,561

Property and equipment, net                                                              7,829           7,902
Restricted cash                                                                            279             279
Deposits and other assets                                                                  602             238
Notes receivable from employees                                                             75              --
                                                                                      --------        --------
              Total assets                                                            $ 40,020        $ 41,980
                                                                                      ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued expenses                                          $  1,766        $  1,102
       Accrued liabilities                                                                 813           1,295
       Deferred revenue                                                                  3,900           3,193
       Current portion of obligations under capital leases                               2,281           1,825
                                                                                      --------        --------
              Total current liabilities                                                  8,760           7,415

Deferred rent                                                                               20             142
Obligations under capital leases, less current portion                                   3,838           4,246

Stockholders' equity (deficit):
       Preferred stock, $.001 par value, 5,000,000 shares authorized; no shares
        issued or outstanding at March 31, 1999 or December 31, 1998                        --              --
       Common stock, $.001 par value, 40,000,000 shares authorized; 13,450,145 and 13,399,201 shares issued and outstanding at March 31, 1999 and
        December 31, 1998, respectively                                                     13              13
       Additional paid-in capital                                                       52,100          51,862
       Notes receivable from employees                                                    (411)           (425)
       Deferred compensation                                                            (1,030)         (1,140)
       Accumulated deficit                                                             (23,270)        (20,133)
                                                                                      --------        --------
              Total stockholders' equity                                                27,402          30,177
                                                                                      --------        --------
              Total liabilities and stockholders' equity                              $ 40,020        $ 41,980
                                                                                      ========        ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes

                                 COMBICHEM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        ------------------------
                                          1999            1998
                                        --------        --------
                                              (unaudited)
Revenue:
    Project initiation fees and
         milestone payments             $     75        $    750
    Research and development
         funding                           2,243           1,872
    ChiroChem service revenue                600              --
                                        --------        --------
         Total revenue                     2,918           2,622
Expenses:
    Research and development
         Collaborative                     2,509           1,923
         Proprietary                       1,539           1,315
                                        --------        --------
                                           4,048           3,238
    General and administrative             1,202             892
    ChiroChem service expense                600              --
                                        --------        --------
         Total operating expenses          5,850           4,130
                                        --------        --------
Loss from operations                      (2,932)         (1,508)
Interest income                              360             236
Interest expense                            (140)           (122)
Foreign tax expense                           --             (30)
Equity in net loss of 50%
    owned joint venture                     (425)             --
                                        --------        --------

Net loss                                $ (3,137)       $ (1,424)
                                        ========        ========

Net loss per share                      $  (0.24)       $  (0.60)
                                        ========        ========
Shares used in calculating
    net loss per share                    12,979           2,368
                                        ========        ========



                             See accompanying notes

                                 COMBICHEM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ---------------------------
                                                                      1999           1998
                                                                    --------        --------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                       $ (3,137)       $ (1,424)
     Adjustments to reconcile net loss to net cash
     used in operating activities
         Depreciation and amortization                                   525             331
         Amortization of premium on short-term investments                23              41
         Deferred rent                                                  (122)             13
         Deferred revenue                                                707           1,191
         Amortization of deferred compensation                           110             110
         Change in operating assets and liabilities:
            Accounts receivable                                        1,514          (1,394)
            Prepaid expenses and other current assets                   (270)            (19)
            Accounts payable and accrued liabilities                     182              26
                                                                    --------        --------
            NET CASH USED IN OPERATING ACTIVITIES                       (468)         (1,125)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short-term investments                              (8,067)         (2,561)
     Maturities of short-term investments                              3,000           3,000
     Purchase of accrued interest on short-term investments              (32)           (108)
     Purchases of property and equipment                                (451)         (1,493)
     Deposits and other assets                                          (364)           (150)
     Notes receivable from employees                                     (75)             --
                                                                    --------        --------
            NET CASH USED IN INVESTING ACTIVITIES                     (5,989)         (1,312)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances on capital lease obligations                               635             871
     Principal repayments on capital lease obligations                  (587)           (387)
     Issue of common stock, net of repurchased shares                    239              --
     Receipt of payment on note from stockholder                          13              --
     Restricted cash given as collateral for letter of credit             --              --
                                                                    --------        --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                    300             484
                                                                    --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (6,157)         (1,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      20,334           5,867
                                                                    --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 14,177        $  3,914
                                                                    ========        ========



                             See accompanying notes

                                 COMBICHEM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K.

2.      Equity in Net Loss of 50% Owned Joint Venture

        The Company owns a 50% interest in ChiroChem Discovery Services, LLC, a limited liability corporation created to develop and market computationally designed libraries of single-isomer, chiral compounds. Pursuant to the terms of the agreement entered into with ChiroChem Discovery Services, LLC, the Company will design and synthesize information-rich chiral compound libraries. For the three months ended March 31, 1999, the Company earned $0.6 million related to reimbursement for expenses incurred on behalf of the joint venture and recognized a $0.4 million loss for its equity in the loss of the joint venture.

3.      Computation of Net Loss Per Share

        Interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain loss per share data. The Company previously considered redeemable convertible preferred stock, which converted in conjunction with the Company's initial public offering in May 1998, as outstanding in pre-IPO periods from the date of original issuance ("as if converted method"). To conform with the interpretations, the Company has revised its calculation of loss per share for all pre-IPO periods to exclude the impact of redeemable convertible preferred shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including our dependence on the execution of new collaborative agreements and other factors relating to our growth as well as those discussed below under "Risks and Uncertainties." While this outlook represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

     CombiChem is a computational product discovery company that is applying proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs and chemical products. We believe our approach offers pharmaceutical and chemical companies the opportunity to conduct their discovery efforts in a more productive and cost-effective manner. Using our proprietary Discovery Engine(TM) process, we focus on the generation, evolution and optimization of potential new lead candidates for our collaborative partners who will then develop, manufacture, market and sell any resulting products. We believe that our process is widely applicable to a variety of disease targets and therapeutic indications as well as to other industries such as agrochemical, industrial chemical and materials science. To date, we have established collaborative agreements with Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc, ICOS Corporation, ImClone Systems Incorporated, Novartis Crop Protection AG, Ono Pharmaceutical Co., Ltd., Roche Bioscience, a division of Syntex (U.S.A.) Inc., Sumitomo Pharmaceuticals Co., Ltd. and Teijin Limited. In addition, we are using our approach on internal programs to discover new lead candidates that will then be outlicensed to third parties, while retaining a larger economic interest. In December 1998, we further broadened the application of our technology by establishing a joint venture with Chirotech Technology, Ltd., a member of the Chiroscience Group of companies, to commercialize libraries of chiral compounds. The joint venture, ChiroChem Discovery Services, LLC, was established to develop and sell specifically designed chiral compound libraries.

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

     We have not been profitable since inception and have incurred a cumulative net loss of $23.3 million through March 31, 1999. Losses have resulted principally from costs incurred in research and development activities related to efforts to develop our technologies and from the associated administrative costs of supporting these efforts. Our ability to achieve profitability is dependent on our ability to market our technology and capabilities to pharmaceutical, biotechnology and agrochemical companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Revenue

     Our revenue for the three months ended March 31, 1999 was $2.9 million, up from $2.6 million for the same period in 1998. An increase in the number of projects in the active collaboration phase accounted for $0.4 million of the increase while $0.6 million is attributable to the reimbursement of costs incurred on behalf of ChiroChem Discovery Services, LLC. These increases were offset by a $0.7 million decrease in project initiation fees and milestone payments.

     Operating Expenses

     Research and development expenses for the three months ended March 31, 1999 totaled $4.0 million compared to $3.2 million for the same period in 1998. Research and development costs incurred on behalf of our collaborators increased $0.6 million due to an increase in the number of projects in the active collaboration phase. Research and development costs incurred to advance our proprietary technologies increased $0.2 million as we further expanded the application of our technologies. We expect research and development spending to increase over the next several years due to increased activities related to collaborators, internal programs and technology development.

     General and administrative expenses for the three months ended March 31, 1999 totaled $1.2 million compared to $0.9 million for the same period in 1998. The increase is primarily attributable to increased payroll and personnel expenses incurred as we continue to expand both the size and activities of our business development group in support of our continued expansion.

     In conjunction with supporting the operations of our 50%-owned joint venture, ChiroChem Discovery Services, other operating expenses increased $0.6 million for the period ended March 31, 1999. This increase was entirely reimbursed by the joint venture.

     Interest Income/Expense

     Interest income totaled $0.4 million and $0.2 million in the three months ended March 31, 1999 and 1998, respectively. The increase is a result of the increase of the average balance of cash, cash equivalents and marketable securities. Interest expense of $0.1 million for both periods relates to our capital lease obligations.

     Net Loss

     For the three months ended March 31, 1999, our net loss increased to $3.1 million from $1.4 million for the same period in 1998. The increased loss for the current period is attributable to increased operating expenses as discussed above. In addition, we reported a $0.4 million loss for our 50% equity interest in ChiroChem Discovery Services.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 1999, we financed our operations through proceeds from our initial public offering and private placements of equity securities, payments from corporate collaborators and the utilization of capital equipment lease financing. Net cash used in operating activities for the three months ended March 31, 1999 was $0.5 million compared to $1.1 million for the corresponding period in 1998. The decrease in net cash used in operating activities was primarily attributable to the collection of advance payments from collaborators.

     At March 31, 1999, we held cash and cash equivalents and short-term investments with a value of $28.2 million. Working capital at March 31, 1999 was $22.5 million. We have maintained capital lease arrangements since 1994. Under these arrangements, we have funded certain capital expenditures with lease terms ranging from 36 to 48 months in duration. As of March 31, 1999, we had utilized $9.8 million of an available $11.4 million financing facility. We expect that the net proceeds from our initial public offering completed in May 1998, and the interest income generated from these proceeds, together with the existing cash and cash equivalents, short-term investments, operating revenues and lease financing arrangements, will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors. These factors include: (1) our ability to enter into additional collaborative arrangements, (2) competing technological and market developments, (3) changes in our existing collaborative relationships, (4) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, (5) the purchase of additional capital equipment,
(6) the progress of our drug discovery programs and (7) the progress of the commercialization of milestone-and royalty-bearing compounds by our collaborators. We may be required to raise additional capital over a period of several years in order to continue to conduct our operations. Such capital may be raised through additional public or private financing arrangements, as well as collaborative arrangements, borrowings and other available sources. In addition, we may from time to time earn milestone fees under our collaborations. Milestone fees may be earned for different events or achievements in different agreements. Furthermore, for certain collaborations, such fees may not be earned until the collaborator has advanced products into later stage testing. Such milestones may not be earned for several years, if at all. Our collaborative arrangements may not produce revenue adequate to fund our operating expenses. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets that we would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on our business and results of operations.

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

     Year 2000 Readiness. We have formed a committee, including the Vice President of Software R&D and the Information Technology Manager, to evaluate Y2K risks and readiness. The committee has addressed both information technology and non-information technology systems. Examples of information technology systems include hardware and software purchased from external sources and internally developed software. Examples of non-information technology systems include laboratory equipment and those systems that operate the facilities infrastructure. The committee has also considered the systems of those third parties with which we maintain a material relationship.

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

     Year 2000 Costs. The total cost of our Y2K activities is funded through operating cash flows. We are expensing these costs as they are incurred. As of March 31, 1999, we have not incurred any incremental costs to resolve our Y2K issue and we expect that the total cost to become fully compliant will not exceed $50,000.

     Year 2000 Risks and Contingencies. In the event that systems of third-party providers or vendors of laboratory supplies fail to resolve Y2K issues that effect services or product deliveries to us, we may have to change providers or vendors. Such changes are not anticipated to have a material adverse effect on our business. As previously indicated, we are preparing a Y2K contingency plan which addresses each of the mission-critical systems of our business areas. This plan will also identify strategies and available resources necessary to restore operations. We expect this plan to be completed by September 30, 1999.

RISKS AND UNCERTAINTIES

     The following is a summary of some of the many risks we face in our business. You should carefully review these risks in evaluating our business.

THE TECHNOLOGY WE USE IN OUR BUSINESS IS NEW AND HAS NOT BEEN SHOWN TO BE SUCCESSFUL IN DISCOVERING NEW COMPOUNDS THAT ARE USEFUL.

     Our discovery process is new. We have not yet shown that it can successfully be used to discover candidates that ultimately become commercial products. Furthermore, our discovery efforts are focused on some targets with unknown functions. Development of new drugs and other useful products is highly uncertain. Our discovery process may not result in candidates that will be safe or effective or commercially successful as products. If our technology is not validated through the successful discovery of candidates, our business will be adversely affected.

     Our strategy, which is unproven, is to use our proprietary technology to rapidly identify, optimize and obtain rights to as many product candidates as possible. Our near-term profitability depends entirely on whether we can enter into additional collaborative agreements and maintain our current agreements. The pricing and nature of our collaborative relationships, however, is such that our potential customers may include only a limited number of drug, biotechnology, agrochemical and materials science companies. Our strategy also involves conducting our own discovery programs by choosing targets of current scientific interest and working in collaboration with screening companies to discover drug candidates. Accordingly, we cannot be certain that our strategy will prove successful.

     Our success also depends on whether potential customers view our process as an effective discovery tool. Historically, drug, biotechnology, agrochemical and materials science companies have identified and optimized new compounds in their own research departments. They have done so primarily to protect the proprietary nature of their activities. To achieve our business objectives, we must convince these companies that our technology and capabilities justify the outsourcing of their programs to us. We may not, however, be able to attract any future customers on acceptable terms for our products and services or develop a sustainable, profitable business. Any failure to do so would adversely affect our business.

     We generally structure each of our collaborative agreements to provide us with payments for:

     -    initiating the collaboration,

     - providing research for a specified period (typically over one or two years),

     -    attaining specifically negotiated milestones, and

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

     We will depend on others' expertise and commitment to develop and commercialize products based on candidates we discovered or optimized. The amount and timing of resources that current and future collaborators devote to our collaborations are not within our control, and we cannot be certain that their efforts will be successful.

     In addition, when we are eligible to earn milestone payments differs for each agreement. For instance, for some collaborations, we may not earn milestone fees until the collaborator has advanced drug products into human testing, which may be well into the future. Furthermore, our collaborative partners are not obligated to develop or commercialize product candidates we have discovered. Rather, each collaborative partner may independently move forward with a competing product candidate that the partner developed either internally or in collaboration with others, including our competitors. The potential products a collaborative partner develops also may be derivatives of the product candidates we provided to the partner. While our existing collaborative agreements allow us to retain milestone and royalty payment rights with respect to products developed from certain derivatives, disputes may arise over how the payment provisions in our agreements apply to those types of products.

     Conflicts also may arise between collaborative partners about who has the proprietary rights to particular compounds or product candidates. Additionally, our collaborators generally may terminate their agreements with us upon short notice and following an uncured material breach. Termination of our existing or future collaborative agreements would result in a loss of anticipated revenue and could adversely affect our business.

     Furthermore, even though we use independent teams for each collaborative project, conflicts may arise among our collaborators about which collaborator has rights to any overlapping compounds or product candidates developed with our technologies. Any failure to manage our collaborative relationships successfully, maintain confidentiality among our relationships or prevent these types of conflicts could lead to costly and time-consuming disputes and a loss of reputation, capital or current or future collaborators. Any of these events could adversely affect our business.

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

     Our success will depend on our ability and the ability of our licensors to obtain and defend patents and other proprietary rights for our technologies and the compounds and other products resulting from our technologies. In addition, to be successful we must avoid infringing the proprietary rights of others. Our patent position, like that of many companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, our activities may infringe the patent rights of others.

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

     We currently license rights from other parties. In the future, we may require additional licenses from other parties to refine our drug discovery process further and to allow our collaborators to develop, manufacture and market commercially viable products effectively. We cannot be certain that:

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

OUR INDUSTRY IS EXTREMELY COMPETITIVE AND WE MAY ULTIMATELY PROVE UNSUCCESSFUL.

     Many organizations are actively attempting to identify, optimize and generate compounds for potential drug, agrochemical and materials science development. We compete with the research departments of drug companies, biotechnology companies, agrochemical companies, combinatorial chemistry companies and research and academic institutions as well as other product discovery companies. Many of our competitors have greater financial and human resources and more experience in research and development than us. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Ultimately, our processes may become obsolete or uneconomical as a result of new technologies or approaches our competitors develop.

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

THE LOSS OF ONE OR MORE OF THE KEY MEMBERS OF OUR SCIENTIFIC AND MANAGEMENT STAFF COULD ADVERSELY AFFECT OUR BUSINESS

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

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Any failure to comply with regulatory requirements in the United States and overseas can result in fines, warning letters, recall or seizure of products, clinical study holds or delays, total or partial suspension of production, refusal of the government to grant approvals, and civil and criminal penalties. United States and foreign government regulation will be a significant factor in the production and marketing of any products that we, our customers or our collaborators develop. The scope of the regulation will vary depending on the type of products involved. Virtually all products our customers develop will require regulatory approval. For example, the FDA and foreign regulatory authorities require vigorous early state and human testing and other procedures for human drug products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of products developed by our customers.

     The process of obtaining and complying with regulatory approvals is time consuming and expensive. The testing and approval processes require substantial time and we cannot be certain if or when any approval will be granted for any products resulting from our technologies.

     Even if regulatory clearances are obtained, a marketed product may be subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, domestic manufacturing facilities are subject to inspections and must comply with certain manufacturing practices regulations. To comply with these regulations, a manufacturer must spend funds, time and effort on production and quality control. For marketing outside the United States, we, our collaborators or customers may be subject to foreign regulatory requirements.

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

     -    our ability to enter into additional collaborative arrangements,

     -    competing technological and market developments,

     -    changes in our existing collaborative arrangements,

     - the cost of filing, prosecuting, defending and enforcing patent claims and other proprietary rights,

     -    the purchase of additional equipment,

     -    the progress in our discovery programs, and

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

THE EFFORTS OF THE GOVERNMENT AND OTHERS TO REDUCE THE COST OF HEALTH CARE MAY HAVE AN ADVERSE EFFECT ON OUR COLLABORATORS AND OUR BUSINESS.

     We expect that a substantial portion of our revenue in the foreseeable future will be derived from products and services provided to the drug, biotechnology, agrochemical and materials science industries. Accordingly, our success in the foreseeable future depends on the success of the companies within those industries and continued demand for our products and services.

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

OUR USE OF HAZARDOUS MATERIALS MAY SUBJECT US TO SIGNIFICANT ENVIRONMENTAL
RISKS.

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

OUR CHARTER, DELAWARE LAW AND CONTRACT PROVISIONS MAY PREVENT OR DELAY A CHANGE OF CONTROL WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

     Provisions of our charter and stock options, as well as provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock. Our charter also authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect the rights and powers, including voting rights, of our other stockholders. Moreover, the issuance of preferred stock may make it more difficult for another party to acquire, or may discourage another party from acquiring, voting control of us.

WE MAY NOT BE SUCCESSFUL IN RESOLVING ALL OUR YEAR 2000 ISSUES THAT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The year 2000 issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The year 2000 issue may create unforeseen risks to us from our internal computer systems as well as from computer systems of others with whom we deal. Any failure of our and/or others' computer systems could adversely affect our business. For a more complete description of the status of our year 2000 readiness program and contingency plans we have instituted, please see Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item has not changed materially since December 31, 1998. Please see Part I, Item 7A of our annual report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of our disclosures about market risk.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b)  None

     (c) In February 1999, we issued a common stock purchase warrant exercisable into 180,000 shares of common stock at an exercise price of $8.00 per share. The warrant was issued to our new landlord in connection with the execution of a lease agreement. The warrant first becomes exercisable on the commencement date of the lease agreement and expires on February 22, 2006. The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. No underwriters were involved in connection with the sales of securities referred to in this Item 2.

     (d) A Registration Statement on Form S-1 (File No. 333-37981) registering 2,587,500 shares of common stock filed in connection with our initial public offering for an aggregate offering of $20.7 million was declared effective by the SEC on May 7, 1998. As of March 31, 1999, none of the net offering proceeds has been used.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits

               3.1+ Amended and Restated Certificate of Incorporation of the Company, previously filed as Exhibit 3.2 on Form S-1, File No. 333-37981, and incorporated herein by reference.

               3.2+   Restated Bylaws of the Company, previously filed as
                      Exhibit 3.4 on Form S-1, File No. 333-37981, and incorporated herein by reference.

               10.68 Lease agreement between LMC-Shoreham Investment Company, LLC, Convoy Court Investment Company, LLC, and CombiChem, Inc., dated February 23, 1999.

               10.69 Common Stock Purchase Warrant between the Company and Lee M. Chestnut, dated February 23, 1999.

               27.1   Financial Data Schedules.

          b.   None.

+ Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 333-37981), as amended.

                                 COMBICHEM, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CombiChem, Inc.



Date:  May 14, 1999                     By: /s/ VICENTE ANIDO, JR.
       -------------                        ------------------------------------
                                            Vicente Anido, Jr., Ph.D.
                                            President, Chief Executive Officer
                                              and Acting Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)