Form 10-Q
period 1999-06-30
COMBICHEM INC
filed 1999-08-16
CIK 1002276

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 00-23473


                                 COMBICHEM, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    33-0617379
     ------------------------------                   ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

  9050 Camino Santa Fe, San Diego, CA                          92121
(Address of principal executive offices)                    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (858) 530-0484


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X] Yes    [ ] No;    (2) [X] Yes    [ ] No


As of August 13, 1999, there were 13,489,593 shares of $.001 par value common stock outstanding.

================================================================================

                                 COMBICHEM, INC.

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets at  June 30, 1999 (unaudited)

        and December 31, 1998                                                             3

        Condensed Statements of Operations (unaudited) for the Three and Six Months
        Ended June 30, 1999 and 1998                                                      4

        Condensed Statements of Cash Flows (unaudited) for the
        Six Months Ended June 30, 1999 and 1998                                           5

        Notes To Condensed Financial Statements                                           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       15


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings*                                                               15

Item 2. Change in Securities and Use of Proceeds                                         15

Item 3. Defaults Upon Senior Securities*                                                 16

Item 4. Submission of Matters to a Vote of Security Holders                              16

Item 5. Other Information*                                                               16

Item 6. Exhibits and Reports on Form 8-K                                                 16

----------
*    Not Applicable

                                 COMBICHEM, INC.
                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1999          1998
                                                                        ---------       ----------
                                                                       (UNAUDITED)        (NOTE)
ASSETS
Current assets
   Cash and cash equivalents                                            $  15,878        $ 20,334
   Short-term investments                                                   8,049           9,025
   Accounts receivable                                                        144           2,892
   Prepaid expenses and other current assets                                1,328           1,310
                                                                        ---------        --------
       Total current assets                                                25,399          33,561

 Property and equipment, net                                                7,873           7,902
 Restricted cash                                                              279             279
 Deposits and other assets                                                    824             238
 Notes receivable from employees                                               71              --
                                                                        ---------        --------
               Total assets                                             $  34,446        $ 41,980
                                                                        =========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable and accrued expenses                                $   1,307        $  1,102
   Accrued liabilities                                                        943           1,295
   Deferred revenue                                                         2,239           3,193
   Current portion of obligations under capital leases                      2,205           1,825
                                                                        ---------        --------
     Total current liabilities                                              6,694           7,415

 Deferred rent                                                                 32             142
 Obligations under capital leases, less current portion                     3,725           4,246

 Stockholders' equity:

   Preferred stock, $.001 par value, 5,000,000 shares authorized;
     no shares issued or outstanding at June 30, 1999 or December 31,
     1998                                                                      --              --

   Common stock, $.001 par value, 40,000,000 shares authorized;
     13,443,863 and 13,399,201 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                         13              13
   Additional paid-in capital                                              52,071          51,862
   Notes receivable from employees                                           (361)           (425)
   Deferred compensation                                                     (920)         (1,140)
   Accumulated deficit                                                    (26,808)        (20,133)
                                                                        ---------        --------
     Total stockholders' equity                                            23,995          30,177
                                                                        ---------        --------
     Total liabilities and stockholders' equity                         $  34,446        $ 41,980
                                                                        =========        ========

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

                             See accompanying notes

                                 COMBICHEM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          JUNE 30,                                    JUNE 30,
                                               ---------------------------                 ----------------------------
                                                  1999              1998                     1999                1998
                                               ---------------------------                 ----------------------------
                                                       (Unaudited)                                  (Unaudited)
Revenues:
     Project initiation fees and
          milestone payments                    $    300          $  2,300                 $    375            $  3,050
     Research and development
          funding                                  2,254             2,083                    4,497               3,955
     Joint venture service revenue                   665                --                    1,265                  --
                                                --------          --------                 --------            --------
          Total revenue                            3,219             4,383                    6,137               7,005

Expenses:
     Research and development
          Collaborative                            2,723             2,327                    5,232               4,250
          Proprietary                              1,697             1,400                    3,236               2,715
                                                --------          --------                 --------            --------
                                                   4,420             3,727                    8,468               6,965
     General and administrative                    1,467             1,117                    2,669               2,009
     Joint venture service expense                   665                --                    1,265                  --
                                                --------          --------                 --------            --------
          Total operating expenses                 6,552             4,844                   12,402               8,974
                                                --------          --------                 --------            --------
Loss from operations                              (3,333)             (461)                  (6,265)             (1,969)
Interest income                                      305               290                      665                 525
Interest expense                                    (135)             (136)                    (275)               (257)
Foreign tax expense                                   --                --                       --                 (30)
Equity in net loss of 50%
     owned joint ventures                           (375)               --                     (800)                 --
                                                --------          --------                 --------            --------
Net loss                                        $ (3,538)         $   (307)                $ (6,675)           $ (1,731)
                                                ========          ========                 ========            ========
Net loss per share                              $  (0.27)         $  (0.03)                $  (0.52)           $  (0.16)
                                                ========          ========                 ========            ========
Shares used in calculating
     net loss per share                           13,086            11,464                   12,916              10,799
                                                ========          ========                 ========            ========

                             See accompanying notes

                                 COMBICHEM, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------
                                                                      1999          1998
                                                                   ---------     ----------
                                                                  (Unaudited)   (Unaudited)
Cash flows from operating activities:
        Net loss                                                   $ (6,675)     $ (1,731)
        Adjustments to reconcile net loss to net cash
        used in operating activities
             Depreciation and amortization                            1,078           837
             Amortization of premium on short-term investments           42            --
             Deferred rent                                             (110)           25
             Deferred revenue                                          (953)          753
             Amortization of deferred compensation                      220           221
             Change in operating assets and liabilities:
                Accounts receivable                                   2,748          (735)
                Prepaid expenses and other current assets                17           (40)
                Accounts payable and accrued liabilities               (146)         (273)
                                                                   --------      --------
                Net cash used in operating activities                (3,779)         (943)

Cash flows from investing activities:

        Purchases of short-term investments                          (8,066)       (7,677)
        Maturities of short-term investments                          9,000         7,530
        Purchase of accrued interest on short-term investments          (32)           --
        Purchases of property and equipment                          (1,047)       (2,205)
        Deposits and other assets                                      (585)           --
        Notes receivable from employees                                 (71)            5
                                                                   --------      --------
                Net cash used in investing activities                  (801)       (2,347)

Cash flows from financing activities:

        Advances on capital lease obligations                         1,068         1,355
        Principal repayments on capital lease obligations            (1,217)         (829)
        Receipt of payment on notes from employees                       64            29
        Deferred public offering costs                                   --          (685)
        Issue of common stock, net of repurchased shares                209        17,559
                                                                   --------      --------
                Net cash provided by financing activities               124        17,429

Net (decrease) increase in cash and cash equivalents                (4,456)       14,139
Cash and cash equivalents at beginning of period                     20,334         5,867
                                                                   --------      --------
Cash and cash equivalents at end of period                         $ 15,878      $ 20,006
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

2.   Equity in Net Loss of 50%-Owned Joint Ventures

     The Company owns a 50% interest in ChiroChem Discovery Services, LLC, a limited liability corporation created to develop and market computationally designed libraries of single-isomer, chiral compounds. Pursuant to the terms of the agreement entered into with ChiroChem Discovery Services, LLC, the Company will design and synthesize information-rich chiral compound libraries. For the six months ended June 30, 1999, the Company earned $1.3 million related to reimbursement for expenses incurred on behalf of the joint venture and recognized a $0.8 million loss for its equity in the loss of the joint venture.

     Additionally, the Company owns a 50% interest in Aperion LLC, a limited liability corporation formed to provide catalytic-based combinatorial discovery services to the materials and process industries. Pursuant to the terms and conditions of the agreement entered into with Catalytica Advanced Technologies, Inc., the Company, through its proprietary and patented technologies, will provide rapid screening of catalysts and evaluation of processes and products that are designed to optimize the manufacture of a wide variety of important industrial products. Aperion LLC, was established in June 1999 and has no material financial impact for the reporting period ending June 30, 1999.

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

OVERVIEW

     CombiChem is a computational product discovery company that is applying proprietary design technology and rapid synthesis capabilities to accelerate the discovery process for new drugs and chemical products. We believe our approach offers pharmaceutical and chemical companies the opportunity to conduct their discovery efforts in a more productive and cost-effective manner. Using our proprietary Discovery Engine(TM) process, we focus on the generation, evolution and optimization of potential new lead candidates for our collaborative partners who will then develop, manufacture, market and sell any resulting products. We believe that our process is widely applicable to a variety of disease targets and therapeutic indications as well as to other industries such as agrochemical, industrial chemical and materials science. To date, we have established collaborative agreements with Athena Neurosciences, Inc., a wholly owned subsidiary of Elan Corporation, plc, ICOS Corporation, ImClone Systems Incorporated, Novartis Crop Protection AG, Ono Pharmaceutical Co., Ltd., Roche Bioscience, a division of Syntex (U.S.A.) Inc., Sumitomo Pharmaceuticals Co., Ltd. and Teijin Limited. In addition, we are using our approach on internal programs to discover new lead candidates that could potentially be outlicensed to third parties, while retaining a larger economic interest. Additionally, we further broadened the application of our technology by establishing 2 joint ventures, ChiroChem Discovery Services, LLC, established in December 1998 and Aperion LLC, established in June 1999. ChiroChem Discovery Services LLC, our 50%-owned joint venture with Chirotech Technology, Ltd., a member of the Chiroscience Group of companies, was established to develop and sell specifically designed chiral compound libraries. Aperion LLC, our 50%-owned joint venture with Catalytica Advanced Technologies, Inc., a subsidiary of Catalytica, Inc., was established to provide catalytic-based combinatorial discovery services to the materials and process industries.

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

     We have not been profitable since inception and have incurred a cumulative net loss of $26.8 million through June 30, 1999. Losses have resulted principally from costs incurred in research and development activities related to efforts to develop our technologies and from the associated administrative costs of supporting these efforts. Our ability to achieve profitability is dependent on our ability to market our technology and capabilities to pharmaceutical, biotechnology, agrochemical, and materials science companies.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Revenues

     Revenues for the three and six months ended June 30, 1999 were $3.2 million and $6.1 million, respectively, down from $4.4 million and $7.0 million for the same periods in 1998. For the six month period ended June 30,1999, a $2.7 million decrease in project initiation fees and milestone payments were offset by a $1.8 million increase in revenue due to an increased number of projects in the active collaboration phase and reimbursement of costs incurred on behalf of ChiroChem Discovery Services, LLC.


     Operating Expenses

     Research and development expenses for the three and six months ended June 30, 1999 were $4.4 million and $8.5 million, respectively, compared to $3.7 million and $7.0 million for the same periods in 1998. For both the three and six months ended June 30, 1999, research and development costs incurred on behalf of our collaborators increased by $0.4 million and $1.0 million, respectively, due to an increase in the number of projects in the active collaboration phase. During the three and six months ended June 30, 1999, our research and development costs for the advancement of our proprietary technologies increased by $0.3 million and $0.5 million, respectively, as we further expanded the application of our technologies into new fields. We expect research and development spending to increase over the next several years due to increased activities related to collaborators, internal programs and technology development.

     General and administrative expenses for the three and six months ended June 30, 1999 were $1.5 million and $2.7 million, respectively, up from $1.1 million and $2.0 million for the same periods in 1998. Increases in expenses for both the three and six months ended June 30, 1999, were primarily related to the expansion of both the size and activities of our business development group and CombiChem's being a public company for a full six months as of June 30, 1999 versus only two months as of June 30, 1998.

     In conjunction with supporting the operations of our 50%-owned joint venture, ChiroChem Discovery Services, other operating expenses were $0.7 million and $1.3 million for the three and six months ended June 30, 1999. These operating expenses were entirely reimbursed by the joint venture.

     Interest Income/Expense

     Interest income totaled $0.3 million and $0.7 million in the three and six months ended June 30, 1999, as compared to $0.3 million and $0.5 million for the same period in 1998. The increase for both the three and six months ended June 30, 1999, is a result of higher average balances of cash, cash equivalents and short-term investments during the first half of 1999. Interest expense relates to our capital lease obligations.

     Net Loss

     For the three and six months ended June 30, 1999, our net losses were $3.5 million and $6.7 million, respectively, up from $0.3 million and $1.7 million for the same periods in 1998. The increased losses are attributable to decreased revenues and increased research and development and general and administrative expenses as discussed above. In addition, we reported losses of $0.4 million and $0.8 million for the three and six months ended June 30, 1999 for our 50% equity interest in ChiroChem Discovery Services.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 1999, we financed our operations through proceeds from our initial public offering and private placements of equity securities, payments from corporate collaborators and the utilization of capital equipment lease financing. In May

1998, we raised approximately $16.2 million in net cash proceeds from our initial public offering of common stock. At June 30, 1999, we had cash, cash equivalents and short-term investments of approximately $23.9 million compared to $29.4 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 1999 is largely due to cash used in operating activities. Cash used in operating activities for the six months ended June 30, 1999 include a $6.7 million operating loss partially offset by $2.7 million of advance payments collected from collaborators.

Working capital at June 30, 1999 was $18.7 million. We have maintained capital lease arrangements since 1994. Under these arrangements, we have funded certain capital expenditures with lease terms ranging from 36 to 48 months in duration. As of June 30, 1999, we had utilized $10.9 million of an available $11.4 million financing facility. We expect that the net proceeds from our initial public offering and the interest income generated from these proceeds, together with the existing cash and cash equivalents, short-term investments, operating revenues and lease financing arrangements, will be sufficient to finance our working capital and capital requirements for the foreseeable future. Our capital requirements depend on numerous factors. These factors include: (1) our ability to enter into additional collaborative arrangements, (2) competing technological and market developments, (3) changes in our existing collaborative relationships, (4) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, (5) the purchase of additional capital equipment, (6) the progress of our discovery programs and (7) the progress of the commercialization of milestone-and royalty-bearing compounds by our collaborators. We may be required to raise additional capital over a period of several years in order to continue to conduct our operations. Such capital may be raised through additional public or private financing arrangements, as well as collaborative arrangements, borrowings and other available sources. In addition, we may from time to time earn milestone fees under our collaborations. Milestone fees may be earned for different events or achievements in different agreements. Furthermore, for certain collaborations, such fees may not be earned until the collaborator has advanced products into later stage testing. Such milestones may not be earned for several years, if at all. Our collaborative arrangements may not produce revenue adequate to fund our operating expenses. Additional funding, if necessary, may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets that we would not otherwise relinquish. The failure to receive additional funding would have a material adverse effect on our business and results of operations.

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

     Year 2000 Readiness. We have formed a committee, including the Information Technology Manager, to evaluate Y2K risks and readiness. The committee has addressed both information technology and non-information technology systems. Examples of information technology systems include hardware and software purchased from external sources and internally developed software. Examples of non-information technology systems include laboratory equipment and those systems that operate the facilities infrastructure. The committee has also considered the systems of those third parties with which we maintain a material relationship.

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

     Renovation procedures have begun on those systems that we have identified in our assessment as being non-Y2K compliant. This renovation entails installation of commercially available software and firmware updates and performance of system tests. The renovation phase of our Year 2000 efforts is approximately 95% complete.

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

     Year 2000 Costs. The total cost of our Y2K activities is funded through operating cash flows. We are expensing these costs as they are incurred. As of June 30, 1999, we have not incurred any incremental costs to resolve our Y2K issue and we expect that the total cost to become fully compliant will not exceed $50,000.

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

     We currently license rights from other parties. In the future, we may require additional licenses from other parties to refine our discovery process further and to allow our collaborators to develop, manufacture and market commercially viable products effectively. We cannot be certain that:

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

     The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of the drug and biotechnology companies. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, a number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted. If proposals or reforms are adopted and adversely affect the business of our collaborators or customers, our business may also be adversely affected.

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

WE MAY NOT BE SUCCESSFUL IN RESOLVING ALL OUR YEAR 2000 ISSUES THAT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The year 2000 issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The year 2000 issue may create unforeseen risks to us from our internal computer systems as well as from computer systems of others with whom we deal. Any failure of our and/or others' computer systems could adversely affect our business. For a more complete description of the status of our year 2000 readiness program and contingency plans we have instituted, please see Part I, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's investment portfolio consists of short-term, high quality debt securities. These securities are subject to interest rate risk, and will decline in value if interest rates increase. An immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b)  None

     (c)  None

     (d) A Registration Statement on Form S-1 (File No. 333-37981) registering 2,587,500 shares of common stock filed in connection with our initial public offering for an aggregate offering of $20.7 million was declared effective by the SEC on May 7, 1998. As of June 30, 1999, none of the net offering proceeds has been used.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1999, the Company held its Annual Meeting of Stockholders. As of March 31, 1999, the record date, 13,450,421 shares were entitled to vote at the annual meeting. Of these 13,450,421 shares, 6,291,521 were not voted. The following actions were taken at the annual meeting:

1.   The following Directors were elected:

     a. Peter L. Myers, Ph.D. 7,124,923 shares voted in favor of the nominee, 77,543 shares voted against the nominee.

     b. Michael J. Pazzani, Ph.D. 7,135,423 shares voted in favor of the nominee, 67,043 shares voted against the nominee.

     c.   The following directors continue in office for their existing terms:
          Vicente Anido, Jr., Ph.D.
          Philippe O. Chambon, M.D., Ph.D.
          Arthur Reidel
          William Scott, Ph.D.

2. A proposal to amend the Company's 1997 Stock Incentive Plan (the "1997 Plan") to increase the number of shares authorized for issuance thereunder by 1,000,000 shares. 5,082,530 shares were voted in favor of the proposal, 85,748 shares were voted against the proposal, 276,688 shares abstained and 1,757,770 shares were not voted (includes broker non-votes).

3. The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 7,199,016 shares were voted in favor of the proposal, 1,000 shares were voted against the proposal, 2,450 shares abstained and 0 shares were not voted (includes broker non-votes).


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

                10.70* Collaborative Agreement by and between ICOS Corporation and CombiChem, Inc., dated May 7, 1999.

                10.71* Services Agreement by and between Catalytica Advanced Technologies, Inc., CombiChem Inc., and Aperion, LLC dated June 15, 1999.

                10.72* License agreement between Aperion LLC., and CombiChem, Inc., dated June 15, 1999.

                10.73* Limited Liability Company Operating Agreement of Aperion LLC, between Catalytica Advanced Technologies, Inc., and CombiChem Inc., and Aperion, LLC dated June 15, 1999.

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


                                        CombiChem, Inc.


Date: August 16, 1999                   By: /s/       VICENTE ANIDO, JR.
      ---------------                      -------------------------------------
                                           Vicente Anido, Jr., Ph.D.
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)